Form 10-Q
period 2000-09-30
PECO II INC
filed 2000-11-07
CIK 845072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2000

OR

☐	TRANSITION REPORT PURSUANT OT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission File Number 333-37566

PECO II, INC.
(Exact name of Registrant as specified in its charter)

OHIO	34-1605456
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification No.)

1376 STATE ROUTE 598, GALION, OHIO 44833
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number including area code: (419) 468-7600

Indicate by check mark (“X”) whether the Registrant: (1) has filed all reports to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. PECO II, Inc. filed Form S-1 on August 17, 2000 and has filed all reports, required to be filed since that date.

YES   X    NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 16, 2000
Common stock	20,882,950

PECO II, INC.

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands	September 30, 2000	December 31 1999
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 63,075	$ 299
Accounts receivable	31,330	23,302
Inventories:
Raw materials	27,890	17,265
Work in process	519	826
Finished goods	1,340	403

Total inventories	29,749	18,494
Prepaid expenses and other current assets	1,369	699
Prepaid and deferred income taxes	2,660	1,601

Total current assets	128,183	44,395

Property and equipment, net	21,361	17,997
Other assets	6,134	6,406

TOTAL ASSETS	$155,678	$68,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	481	$ 2,098
Accounts payable	18,634	10,833
Accrued compensation expense	3,729	4,073
Other accrued expenses	5,781	2,716
Accrued income taxes	1,442	346

Total current liabilities	30,067	20,066
Long-term liabilities:
Borrowings under lines of credit	341	8,370
Long-term debt and capital leases	4,637	12,824

Total long-term liabilities	4,978	21,194
Shareholders’ equity:
Common shares	2,649	1,822
Additional paid-in capital	99,437	15,384
Retained earnings	18,547	10,332

Total shareholders’ equity	120,633	27,538

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$155,678	$68,798

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September, 30		For the Nine Months Ended September, 30
In thousands, except per share data	2000	1999	2000	1999
Net sales	$40,065	$24,825	$114,300	$61,589
Cost of goods sold	27,984	17,536	79,433	44,051

Gross margin	12,081	7,289	34,867	17,538
Operating expenses:
Research, development and engineering	2,339	2,267	7,312	7,939
Selling, general and administrative	4,334	5,495	12,997	13,216

	6,673	7,762	20,309	21,155

Income (loss) from operations	5,408	(473)	14,558	(3,617)
Interest income (expense)	50	(201)	(775)	(458)

Income (loss) before income taxes	5,458	(674)	13,783	(4,075)
Provision (benefit) for income taxes	2,237	(266)	5,568	(1,615)

Net income (loss)	$ 3,221	$ (408)	$ 8,215	$(2,460)

Basic earnings (loss) per share	$ 0.18	$ (0.03)	$ 0.53	$ (0.18)

Diluted earnings (loss) per share	$ 0.17	$ (0.03)	$ 0.49	$ (0.18)

Weighted average common shares-outstanding Basic	17,552	14,084	15,624	13,894

Diluted	18,618	14,084	16,763	13,894

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

 PECO II, INC.

CONDENSED CONSOLIDATES STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
In thousands	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	8,215	$ (2,460)
Adjustments to reconcile net income to net cash (used for provided by operating activities—
Depreciation and amortization	1,382	890
Loss (gain) on disposals of property and equipment	(12)	1
Deferred income taxes	(1,019)	(5,039)
Stock compensation expense	3,730	12,495
Working capital changes Accounts receivable	(8,028)	(11,144)
Inventories	(11,256)	(6,182)
Prepaid expenses and other current assets	(670)	241
Accounts payable, other accrued expenses and accrued income taxes	11,952	7,711
Accrued compensation expense	(343)	(585)

Net cash (used for) provided by operating activities	3,951	(4,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,688)	(5,880)
Proceeds from sale of property and equipment	36	—

Net cash used for investing activities	(4,652)	(5,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	161	—
Borrowings (repayments) under lines of credit	(8,029)	2,401
Borrowings of long-term debt and capital leases	—	7,494
Repayments of long-term debt and capital leases	(9,804)	(719)
Public sale of common shares	78,576	—
Proceeds from issuance of common shares	2,573	2,160
Retirement of common shares	—	(1,676)

Net cash provided by financing activities	63,477	9,660

Net (decrease) increase in cash	62,776	(292)
Cash and cash equivalents at beginning of period	299	359

Cash and cash equivalents at end of period	$ 63,075	$ 67

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$ 6,320	$ 2,855
Interest paid	1,106	461
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital lease obligation incurred for leases of new equipment	3	950

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying consolidated financial statements include the accounts of PECO II, Inc. (the Company) and its wholly owned subsidiaries. This report contains the first periodic presentation of financial data for the Company, which consummated the initial public offering of its common stock on August 17, 2000.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Form S-1.

This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause the Company’s actual results or activities to differ materially from these forward-looking statements include but are not limited to the statements under “Risk Factors” and other sections in Form S-1 filed with the Securities and Exchange Commission and press releases.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.

2.    Cash and Cash Equivalents

Cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash and have original maturities of three months or less.

3.    Lines of Credit and Long Term Debt

The Company used $14.4 million in proceeds from the initial public offering, to repay its outstanding balance under the line of credit agreement and paid off three notes payable to a bank.

PECO II, INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Results of Operations

Net sales were $40.1 and $114.3 million for the three and nine months ended September 30, 2000, an increase of $15.2 million, or 61%, and $52.7 million, or 86%, respectively, compared to the corresponding prior year periods. This increase was primarily the result of unit volume increases for power systems and power distribution equipment due to increased demand for our products and services. As of September 30, 2000, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had increased to $26.7 million, a 13% increase, from $23.7 million at December 31, 1999.

Gross margins for the quarter and nine months ended September 30, 2000 were 30.2% and 30.5%, respectively compared to 29.4% and 28.5%, respectively, for the corresponding prior year periods. The margin percentage was lower in the three months and nine months ended September 30, 1999, as compared to the same periods in 2000, due to higher stock compensation costs of $0.7 million, and $3.8 million, respectively. In addition the manufacturing expansion at the Nashua and Dallas operating centers in the latter part of 1999 contributed to higher operating costs in the first nine months of 2000.

Research development and engineering expense increased $0.1 million, in the three months ended September 30, 2000 and declined $0.6 million in the nine months ended September 30, 2000. The decline in research, development and engineering expense this year resulted primarily from higher stock compensation costs in the first nine months of 1999. As a percentage of net sales, research, development and engineering expense were 5.8% and 6.4% for the three and nine months ended September 30, 2000 compared to 9.1% and 12.9% in the comparable prior year periods.

Selling, general and administrative expense for the quarter and nine months ended September 30, 2000 declined $1.2 million and $0.2 million, respectively, from the comparable prior year periods. The decreases resulted from higher stock compensation costs in the three months and nine months ended September 30, 1999 of $1.8 million and $4.0 million, respectively, as compared to the same periods in 2000. The decreases were offset partially by increases resulted from an expansion of our international and field sales forces as well as from an increase in direct selling expenses which are proportionate to sales. We also added administrative staff throughout 1999 and the first nine months of 2000 due to growth at all locations. As a percentage of net sales, selling, general and administrative expense were 10.8% and 11.4% for the three and nine months ended in September 30, 2000 compared to 22.1% and 21.5% in comparable prior year periods.

Net interest income (expense) was $0.1 million and ($0.8) million in the three months and nine months ended September 30, 2000 compared to ($0.2) million and ($0.5) million in the same prior year periods. The decrease in the current quarter was due primarily to reduced levels of debt paid down from funds received in the third quarter of 2000 from the Company’s initial public offering.

In the first nine months of 2000, our effective income tax rate increased marginally to 40.4% from a benefit of 39.6% in the first nine months of the prior year.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures and investments, including strategic acquisitions. In the third quarter of 2000 we completed an initial public offering of 5.75 million shares of common stock at $15 per share, generating net proceeds of approximately $79 million. A portion of these proceeds was used to repay bank indebtedness. At September 30, 2000 invested cash approximates $57 million.

As we continue to grow, our working capital needs will continue to increase. Our investment in inventories and accounts receivables was $41.8 million at December 31, 1999 and $61.1 million at September 30, 2000. Working capital was $98.1 million at September 30, 2000 compared to $24.3 million at December 31, 1999. The current ratio at September 30, 2000 was 4.3 to 1. Our capital expenditures were $4.6 million for the nine months ended September 30, 2000. We are currently forecasting $10.0 million in 2000 in connection with capital expenditures principally related to new and expanded regional operating centers, including related real property and machinery and equipment.

Cash flows generated form operating activities for the first nine months of 2000 increased $8 million in comparison with the prior year, due primarily to higher operating earnings.

In April 2000 we amended our loan and security agreement that provides borrowings under a revolving loan of up to $20 million. At September 30, 2000, $0.3 million was borrowed. As of September 30, 2000, we complied with all bank covenants under our loan and security agreement.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

We anticipate significant increases in working capital in the future primarily as a result of increased sales. We will also continue to spend significant amounts of capital on property and equipment related to the expansion of our corporate headquarters, regional operating centers, manufacturing machinery and equipment and research, development and engineering costs to support our growth.

We believe that cash and cash equivalents on hand, and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 24 months.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities.

Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes. We have not entered into interest rate transactions for speculative purposes or otherwise. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility. Our long-term debt was substantially reduced with the proceeds from the initial public offering. We currently do not hedge our exposure to floating interest rate risk .

PECO II, INC.

PART II.    OTHER INFORMATION

ITEM 6. (a)	Exhibits

Exhibit 27	Financial Data Schedule.

Item 6. (b)	Reports on Form 8-K

No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, INC.

Date: November 6, 2000
By:	/s/ JOHN C. MAAG
John C. Maag
Chief Financial Officer