Form 10-K
period 2000-12-31
PECO II INC
filed 2001-03-19
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

Commission File No. 000-31283

PECO II, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-1605456
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1376 STATE ROUTE 598, GALION, OHIO 44833
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (419) 468-7600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, without par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The number of common shares outstanding of the registrant, as of February 1, 2001, was 20,931,650 common shares. The aggregate market value on February 1, 2001 of the common shares held by non-affiliates of the registrant was approximately $223 million (computed using the closing price of $17.50 per common share as reported by Nasdaq) based on the assumption that directors and executive officers are affiliates.

Documents Incorporated by Reference

     Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Except as otherwise stated the information contained in this Form 10-K is as of December 31, 2000.

PART I

ITEM I - BUSINESS

     PECO II, Inc. was organized in 1988 for the purpose of acquiring the assets of ITT’s communications power product business. ITT and its predecessors had been designing and manufacturing communications power system since 1934. We have made two significant acquisitions in the last five years. In September 1995, we acquired Apex Telecommunications Manufacturing, Inc., and in October 1998, we acquired EDA Industries, Inc. Our offices are located at 1376 State Route 598, Galion, Ohio 44833, and our telephone number is (419) 468-7600.

Recent Developments

     In August 2000, we completed an initial public offering of 5,750,000 of our common shares at $15.00 per share, resulting in net proceeds to us of $78.3 million.

     In February 2001, we announced plans for a new regional operations center in Aurora, Colorado that will serve the Denver area and other areas in the Western United States. The 161,000 square foot facility is expected to open in April 2001.

     We design, manufacture and market communications power systems and equipment and offer systems integration products and related services to the communications industry. The products we offer include power systems, power distribution equipment, systems integration products and related support products and services. Our power systems provide a primary supply of power to support the infrastructure of communications service providers including local exchange carriers, long distance carriers, wireless service providers, Internet service providers and broadband access providers. Our power distribution equipment directs this power to specific customer communications equipment. Our systems integration business provides complete built-to-order communications systems assembled pursuant to customer specifications. Our related products and services include power monitoring systems, applications software, engineering and installation management and customized products to meet customer needs.

Market Overview

     The communications industry has experienced rapid change in recent years as deregulation and privatization have fueled competition and fostered the entry of new competitors. In addition, advances in technology have allowed communications service providers to offer a more varied range of services. In particular, increasing Internet usage, the emerging demand for broadband services and the increasing demand for wireless services have contributed to the growth in the communications industry. These technological advances have required significant upgrades to existing systems and the continued development of higher performance equipment to meet the demands of these newly upgraded systems and the customers who utilize them.

     Historically, communications power equipment and services were required by a limited number of telephony service providers. As a result of the changes in the communications industry, however, highly reliable power equipment is now used by a wide variety of existing and emerging service providers, including:

  incumbent local exchange carriers, or ILECs, which provided local telephone service on an exclusive basis prior to deregulation, and include independent local exchange carriers and regional bell operating companies, or RBOCs;
  competitive local exchange carriers, or CLECs, which, since deregulation, compete with ILECs to provide local communications service and include broadband service providers that offer a package of communications services;
  long distance telephone service providers;
  Internet service providers that offer access to the Internet;

  backbone providers with high-bandwidth networks capable of transmitting a wide range of frequencies that other service providers use to transport voice, video and data;
  wireless service providers, including cellular service providers, personal communications services, or PCS, companies, paging operators and specialized mobile radio operators that offer wireless communications services similar to cellular; and
  consortium service providers that offer network management, billing and settlement services to other service providers.

     These service providers are making substantial capital expenditures on communications power equipment to build, upgrade and maintain their networks.

Our Business Strategy

     Our objective is to capitalize on the rapid growth in the global market for communications power equipment by increasing our market share and expanding the services and products we offer. Key elements of our strategy include:

  Build Network of Regional Centers. We intend to open several regional operational centers over the next few years in order to be closer to our increasingly geographically diverse customer base and to be positioned in the major centers of the communications industry. Service providers demand rapid response from their equipment suppliers. Being close to our customers helps us to serve them more efficiently and quickly. This is particularly true with our systems integration business, but it is also important for our power systems. We believe having the capability to provide systems integration locally as well as regional light manufacturing and final assembly capability is important for our continued expansion. In addition to our four regional operational centers in Galion and Worthington, Ohio, Nashua, New Hampshire and Dallas, Texas, we recently purchased a new regional operational facility near Denver, Colorado, which is scheduled to open in April 2001.
  Expand Systems Integration Business. We intend to continue to rapidly grow our systems integration business. The trend toward outsourcing by service providers of many engineering, assembly and installation functions creates significant opportunities for us to sell our systems integration products. The opening of our new regional operational centers and new relationships with several important service providers should provide substantial growth opportunities for this business. In addition, we intend to capitalize on opportunities in our systems integration business by selling our power systems to our systems integration customers.
  Expand Service Capabilities. We intend to put additional resources into our service capabilities, which include battery analysis and maintenance, monitoring services and software, training and engineering and installation management. We believe there exists a significant opportunity for us to take on several of the monitoring/service maintenance functions traditionally maintained in-house by our customers.
  Invest in Product Line Expansion. We continue to make significant investments in research and development in order to meet the changing needs of our customers. Our new product development focuses on improving existing products and developing new high technology products to address the needs of our customers. In 2000, we developed several new products, including two large direct current, or DC, power systems with an internal charge and distribution bus designed to meet required industry standards, a compact digital power system that provides uninterruptible alternating current, or AC, and DC power in one system and a digital inverter system that provides significantly improved AC backup power.
  Pursue International Growth Opportunities. Historically, our revenue derived from international activities has not been significant. Beginning in 1999, however, we increased our emphasis on global business development, and we have since received contracts to provide power equipment systems to new customers building networks in Europe and the Philippines. We anticipate additional opportunities overseas as several of our largest customers have announced an intention to expand into various international markets.

  Pursue Selective Strategic Acquisitions. We will continue to selectively pursue acquisitions that can extend our geographic reach, expand our customer base in the communications sector or increase the breadth of our product and service offerings.

Our Products and Services

     We make power systems, power distribution equipment, systems integration products and provide related support products and services. Sales of our products and services for the past three years were as follows:

	Year Ended December 31,

	1998	1999	2000

		(In millions)
Power systems	$29.8	$53.2	$87.4
Power distribution equipment	10.9	19.9	49.1
Systems integration products	8.3	14.8	11.5
Support products and services	8.8	4.1	8.5

	$57.8	$92.0	$156.5

     Power Systems. Our approach to designing power systems is to draw from our broad range of power equipment products in order to custom design fully integrated power systems which meet the configuration requirements of our customers. A typical power system continuously isolates the end-use equipment from voltage fluctuations, frequency variations and electrical noise inherent in utility supplied electrical power and, if this power is interrupted, provides clean, stable, backup DC power. Our line of high quality power products, which range in price from several hundred dollars to over $100,000, incorporates leading technologies and includes the following products, which are often combined to configure a complete power system:

Product Category	Purpose	Range of Products

Power Plants	Manage, monitor, protect, distribute	Over 16 models engineered for use in a wide
	and store energy in rechargeable	number of applications, including central office,
	batteries to be used in the event an	cellular, fiber optic, microwave carrier systems,
	AC input failure.	mobile radio, private branch exchanges, local
and wide area networks and Internet systems.
Capacities range from 3 to 10,000 Amperes.

Rectifiers	Convert incoming AC power to DC	Over 18 models including rectifiers designed for
	power.	larger applications as well as compact “hot
swappable” modular switchmode rectifiers
designed to be added or replaced without
powering down the system.

Power distribution	Directs or distributes power from a	We offer a wide range of products ranging from
equipment	centralized power plant to various	large battery distribution fuse boards, which
	loads or end uses.	provide intermediate distribution in applications
where large power feeds from a power plant
need to be split into smaller distributions, to
smaller distribution circuits cabled directly to
the load. The family includes several products
designed specifically for the co-location market.

Converters	Convert one DC voltage to one or	Over nine models providing DC output voltages
	more different DC voltages.	ranging from 12V to 130V converted from DC
input voltages of 24 and 48 VDC.

Converter plants	Manage, monitor, protect and	Over six-system models available utilizing
	distribute various DC voltages from	modular converter that provide 48V-12V, 24V-
	an integrated converter system.	48V, 48V-24V and 48V-130V conversions.

Inverters	Convert power from a DC to AC	Over 15 models, including 1,000 watt to 15,000-
	power suitable for end-use	watt modular “hot swappable” and “redundant”
	applications.	systems and 500 watt to 40,000 watt fixed
capacity inverters.

Ringing systems	Generate tones and ringing power	Over seven models for a variety of applications,
	from a DC plant.	which need redundant ring and tone power.

     Power Distribution Equipment. Power distribution equipment is a component of a power system, but we also offer this equipment as a separate product line. Effective distribution of power is becoming increasingly important as recent regulatory changes require large established service providers to permit emerging communications service providers to operate, or co-locate, on their premises. As part of this CO-location requirement, established service providers must provide power to emerging communications service providers. We offer a wide variety of power distribution equipment to direct power from the host carrier’s power plant to accomplish this task.

     Systems Integration Products. We believe we have substantial opportunities to capitalize on the trend toward outsourcing in the communications industry and to continue to grow our systems integration business. We enable service providers to focus on their core competencies by offering services including equipment procurement, inventory management and systems design assistance.

     A typical systems integration customer is a RBOC that has a contract to provide a complete communications system for its customer. Rather than building the entire system itself, the RBOC simply provides us with the required specifications of the communications system. We will then:

  procure the individual components of the system from third-party suppliers;
  assemble, wire and test the system; and
  ship the assembled system to the end user for installation.

     Speed is typically a primary concern for our systems integration customers. By working closely with our customers, we are often able to assemble and deliver orders on-site within 72 hours. Depending upon the specifications of the customer, we may or may not use our power systems in our systems integration products. We believe that our systems integration business, however, will give us the opportunity to market our expertise in power systems equipment and services to potential new customers. The opening of our new regional centers and the recent addition of several new service providers to our customer base should provide substantial growth opportunities for these products.

     The market for outsourced systems integration products is highly fragmented with no significant barriers to the entry of new competitors. In addition to competition from the many systems integration contractors in the market, the level of systems integration net sales will be subject to fluctuations based on customers’ decisions concerning outsourcing their systems integration work.

     Other Products. As a complement to our line of standard power products, we offer power equipment monitoring systems including the MACS™ family of monitor, alarm and control systems. These systems allow customers to monitor and control their power systems from a remote location. The newest member of the family is the NetMACS™, which is delivered to the customer network-ready and features embedded web pages that may be accessed by a standard web browser. Our PowerPro site data and management and monitoring system software provides the customer with a comprehensive data base of its equipment and allows the user to collect data from sites equipped with remote monitors. The PowerPro software is used by customers to provide real-time readings of equipment in the field, and allows the customer to better manage its infrastructure.

     Other Services. We offer a broad range of services that complement our product offerings. For example, through our engineering and installation management services we design, manufacture and install power systems to meet a customer’s specific needs. In addition, we believe that we offer one of the best product support programs in the industry, including:

  on-site repair by field service technicians, as well as quick turnaround for off-site repairs;
  supply of new or refurbished equipment for use during product repairs or in the event of unexpected requirements;
  24 hour, on-call service every day of the year;
  customer training at the project site or our Galion and Worthington, Ohio facilities to help our customers use our products in the most efficient manner;
  preventative maintenance program assistance; and
  a two-year warranty on all of our products.

Marketing and Sales

     In 2000, approximately 89% of our domestic sales were made through our nationwide sales force. The remainder of our domestic sales were made to contractors hired to provide their customers with turnkey power plants and to distributors providing warehouse functions for some of our largest customers. Our domestic sales efforts are divided among 11 regional territories covering the entire United States. In 1998, we began to establish an international sales presence. Our international sales efforts are primarily managed through distributors and resellers. In 2000, approximately 1% of our total sales came from international customers. As of December 31, 2000, our sales and marketing force consisted of a total of 67 employees worldwide.

     Our sales efforts are directed by regional sales managers and members of senior management who are responsible for managing relationships with targeted customers. The regional focus of our sales efforts enables us to maintain close relationships with our customers as well as the ability to be more responsive to our customers’ service support needs. We believe that our regional presence provides us with an advantage over many of our competitors.

     Our sales engineers focus on working together with our customers to design systems that meet our customers’ specific power requirements. The following examples demonstrate how we have helped our customers:

  We worked closely with one of our major customers seeking to develop a cost-effective DC power system for its network. The customer required a system that was economical to install and maintain, but provided additional configuration diversity, ease of expansion, commonality of components and state-of-the-art monitoring. This effort culminated in the development of a distributive power, or DP, system. The DP system may be monitored via the Internet, allows for remote control and operation, permits unique system configurations, enables modular growth and reduces installation costs.
  In order to meet the needs of a customer expanding into Europe, we developed a compact DC power system designed to comply with European Union specifications while maintaining the customer’s standard configuration. An important need of the customer was the ability to have remote access to these systems from the United States. The DC power system we developed in response to our customer’s needs can be monitored via the Internet from the United States using our NetMACs monitoring system and is designed for ease of installation. The system supports modular growth and allows for future expansion.

     In order to sell equipment to a service provider in the communications industry, it is often necessary to be an approved vendor to that service provider. A service provider typically has two or three approved vendors for the types of products we sell. Our sales efforts are directed toward expanding the products and services we provide to our existing customers as well as seeking approved vendor status from additional service providers.

     Our marketing effort focuses on enhancing market awareness of our products through industry trade shows, sales presentations, brochures, CD-ROM catalogs, an informative web site and advertisements in communications industry publications. We also provide customer and contractor training both on-site and at our Galion and Worthington, Ohio facilities, which we believe, helps us to generate customer loyalty and maintain close customer relationships. We believe our reputation for quality, service, technological innovation and fulfilling our customer’s unique needs gives us an opportunity to further build and enhance our brand recognition.

Customers

     Our customers include regional bell operating companies, local exchange carriers, wireless service providers, Internet service providers, broadband service providers, private network operators, distributors, contractors and other service providers. In 2000 and 1999, our top ten customers accounted for 75% and 72% of our net sales, respectively. In 2000, three customers, Level 3 Communications, Nextel and MCI WorldCom, Inc., accounted for 20%, 17%, and 14% of our net sales, respectively.

     Substantially all of our customer contracts simply provide a framework for subsequent purchase orders and set the price of our products and services. They do not obligate a customer to purchase any amount of our products or services. These contracts typically have a term of one to two years and are not automatically renewable by their terms. The impact our standard contract can have on the certainty of net sales can be seen in a recent example with Verizon, one of our major customers. Verizon began in the third quarter of 2000 to perform some of its systems integration in-house. A substantial majority of our sales of systems integration products have been made to this customer. Net sales to Verizon were approximately $12.8 million in 1999, $7.9 million for the six months ended June 30, 2000 and $3.2 million for the second half of 2000.

Backlog

     As of December 31, 2000, the unshipped customer backlog totaled $24.2 million, compared to $23.7 million as of December 31, 1999. All of the December 31, 2000 backlog is expected to be shipped in 2001. Customer may cancel orders at any time.

Manufacturing and Quality Control

     We strive to deliver our products on time and defect-free, using processes that are designed with employee involvement and focused manufacturing cell principles. Our facility in Galion, Ohio is ISO 9001 certified for quality assurance in design and manufacturing and we are currently seeking certification for our other manufacturing facilities. Because of our focus on providing customized power systems, many of our products and systems are built-to-order. All of our manufacturing and assembly facilities are linked together by a central information system allowing us to draw upon the collective expertise of our engineering and manufacturing personnel and to more efficiently use our resources. We manufacture the majority of our product line and we currently outsource less than 5% of our product offerings.

     Many of our customers and other end-users increasingly require that their power supplies meet or exceed established international safety and quality standards as their operations expand internationally. In response to this need, we design and manufacture power supplies in accordance with the certification requirements of many international agencies and certifying bodies, including the Underwriters Laboratories, Canadian Safety Agency, European Conformity and the Network Equipment Building Standard.

     Quality products and responsiveness to the customer’s needs are critical to our ability to compete successfully. Given their importance, we emphasize quality and reliability in both the design and manufacture of our products. We manufacture and assemble our products primarily at our four regional operational center located in Galion and Worthington, Ohio, Nashua, New Hampshire and Dallas, Texas. We recently purchased a new regional operational center near Denver, Colorado, which is scheduled to open in April 2001. In order to maintain our focus as we expand and penetrate new international markets, we may open operational centers in appropriate locations such as Europe and South America.

Research, Development and Engineering

     We invest significant resources in research and development and applications engineering. In 2000, our research, development and engineering expense was $9.6 million, or 6.1% of net sales; in 1999, it was $9.9 million, or 10.8% of net sales; and in 1998 it was $5.4 million, or 9.4% of net sales. As of December 31, 2000, we had 100 full-time employees in our research, development and engineering department.

Patents and Trademarks

     We use a combination of patents, trade secrets, trademarks, copyrights and nondisclosure agreements to protect our proprietary rights. Currently, we have seven patents issued in the United States and three patent applications pending. Of the patents issued, two protect technology related to the development of the VMS and both expire on May 29, 2016, and two protect technology related to the development of our new rectifier module and expire on October 14, 2017 and January 26, 2018. The remaining three patents issued protect technology related to our inverter module and expires at various times through the year 2019. We also pursue limited patent protection outside the United States. We do not believe any of our existing or pending patents are material to our business.

     We cannot assure you that any new patents will be issued, that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties or that the patents of others will not have a material adverse effect on our business and operating results.

     We have filed a trademark application with the United States Department of Commerce Patent and Trademark Office for the registration of the trademark “PECO II.” The PECO Energy Company has filed a notice of opposition to our registration of the trademark. In response to PECO Energy’s notice of opposition to our trademark registration, we initiated a cancellation proceeding on one of PECO Energy’s marks. The matter is now before the Trademark Trial and Appeal Board. We have been using the mark ‘‘PECO II’’ for over ten years, the products and services we provide are different than those offered by PECO Energy, an electric utility, and we sell to a sophisticated group of customers. Notwithstanding our historic use of the PECO II mark, PECO Energy may institute an action in federal court seeking to prevent our use of the mark PECO II and to obtain damages for trademark infringement. If PECO Energy was successful in preventing our use of the name and mark PECO II, we would incur substantial expenses in order to change our name and develop a new trademark, and would lose substantial goodwill. In addition, a court could award damages and reasonable attorneys’ fees to PECO Energy as part of its relief.

Suppliers and Raw Materials

     The raw materials used in our business consist mainly of commodities including aluminum and copper, and electrical components like circuit breakers and capacitors. Copper, one of our basic raw materials, has a history of price volatility. If the price of copper were to rise significantly in the future, many of our contracts permit us to adjust the price of our products to recover all or a portion of our increased costs.

Competition

     The market for our equipment and service offerings is highly competitive. Competition in the market is based on price, quality, technological capabilities and the ability to respond to customer delivery schedules. We have been able to use our ability to customize systems to meet customer needs to reduce somewhat the effect of pricing pressures on our business. We also invest significantly in research, development and engineering in order to meet the market’s demand for products incorporating up to date technology. We are also investing in adding manufacturing capacity and personnel in order to meet customer delivery schedules.

     We believe that the trends toward greater demand for communications services, increasing global deregulation and rapid technology advancements characterized by shortened product lifecycles will continue to drive competition in our industry for the foreseeable future. These developments have resulted in frequent changes to our group of competitors. In addition, as demand for infrastructure equipment for the communications industry increases, we believe significant competitive factors will include the following:

  ability to deliver products and systems in a timely manner;
  ability to meet the growing demand for fully customized power and integrated communications systems;
  ability to provide products and systems with state of the art technology; and
  ability to provide local staging and systems integration products.

     We currently face competition primarily from other original equipment manufacturers and distributors of DC telecommunications power systems. The two largest competitors in our market are Tyco International Ltd. (which recently acquired the power systems business of Lucent Technologies) and Marconi Communications.

     An additional dimension to the competition we face is the entry of AC power system manufacturers into our market. We manufacture and market DC power systems. DC power has traditionally been used in applications where reliability is paramount. For example, telephone service providers almost exclusively rely on DC power. Historically, DC power system suppliers did not compete with AC power system suppliers. As consumers increasingly rely on service providers offering bundled communication services, however, the demand for reliable DC power has increased. This increase in demand for DC power has caused, and is likely to continue to cause, AC power suppliers to enter into the DC power market. Many of these AC power suppliers have significantly greater financial and other resources than we do.

     In our industry it is often necessary to be on a service provider’s approved vendor list in order to sell equipment to that service provider, and most service providers typically have only two or three approved vendors for each type of product or service they purchase. Our competitiveness will depend on our maintaining approved vendor status with existing customers, as well as obtaining approved vendor status for additional service providers. We face the additional risk that even if we do obtain approved vendor status, our customers may make the strategic decision to manufacture the equipment they require themselves.

     The market for outsourced systems integration products is highly fragmented. While most of these competitors are smaller contractors that are unable to serve customers beyond a limited geographic area, there are a few larger competitors that have the capability of serving a more geographically diverse customer base. In addition to these competitors, some larger vertically integrated communications service providers and major equipment manufacturers continue to assemble, wire and test their own infrastructure equipment.

     Competition in the market for outsourced systems integration products is based on ability to respond to customer delivery schedules and price. We believe that our geographic base enables us to be closer to our customers than many of our competitors and assists us in quickly responding to customer demands.

Environmental Matters

     We are subject to comprehensive and changing foreign, federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances. We believe that we are in compliance with current environmental requirements. Nevertheless, we use hazardous substances in our operations and as is the case with manufacturers in general, if a release of hazardous substances occur on or from our properties we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

Employees

     As of December 31, 2000, we had 1,230 full-time employees. We consider our employee relations to be good. None of our employees is represented by a labor organization. We have not experienced employment related work stoppages.

ITEM 2 - PROPERTIES

The following table sets forth certain information about our principal facilities:

	Approximate
Location	Square Feet	Uses	Owned/Leased

Galion, Ohio	391,000	Principal executive and corporate	Owned
		office, sales office and
		manufacturing and assembly

Nashua, New Hampshire	130,000	Sales office and light	Owned
		manufacturing and assembly

Dallas, Texas	110,000	Light manufacturing and assembly	Owned

Worthington, Ohio	26,000	Research and development,	Owned
		manufacturing and assembly and
		training

     We recently announced plans for the purchase of a 161,000 square foot regional operating center in Aurora, Colorado, which is expected to open in April 2001. The center will include sales, engineering, installation services, product assembly activities, field technician services and customer inventory logistics.

     We also lease sales offices in or near the following cities: Arlington, Texas; Denver, Colorado; Milwaukee, Wisconsin; Orlando, Florida; and Philadelphia, Pennsylvania. We believe that our facilities are adequate for our current operations.

ITEM 3 - LEGAL PROCEEDINGS

     From time to time, we may be involved in legal proceedings and litigation arising in the ordinary course of business. We are not a party to any litigation or other legal proceeding that we believe could materially harm our business.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 4A - EXECUTIVE OFFICERS*

Set forth below is certain information concerning our executive officers:

Name	Age	Position

James L. Green	73	Chairman of the Board of Directors
Matthew P. Smith	47	President, Chief Executive Officer and a Director
Allen Jay Cizner	57	Chief Operating Officer
John C. Maag	51	Chief Financial Officer
Gary R. Corner	57	Chief Information Officer
Sandra A. Frankhouse	52	Secretary and Treasurer
Randy C. Lumb	58	Executive Vice President of Sales and Marketing

The following is a biographical summary of the business experience of our executive officers:

     James L. Green co-founded PECO II in 1988, and has served as our Chairman of the Board of Directors since that time. From 1953 to 1983, Mr. Green served in various capacities with the Power Equipment Company, North Electric Company and ITT, our predecessor businesses. From 1983 to 1985, Mr. Green was President and Chief Executive Officer of NovAtel Communications, Ltd. in Calgary, Canada. Mr. Green holds a B.S. in electrical engineering from the University of Illinois.

     Matthew P. Smith has been employed by PECO II since 1989, and has served as our President and Chief Executive Officer since 1998. From 1996 to 1998, he served as Secretary, Treasurer and Executive Vice President. From 1991 to 1998, he served as Secretary and Treasurer, and from 1990 to 1998, Mr. Smith served as Treasurer. Mr. Smith has been one of our directors since 1994. Mr. Smith holds a BS in mechanical engineering from Purdue University.

     Allen Jay Cizner joined PECO II in January 2000 as Chief Operating Officer. From 1993 until January 2000, Mr. Cizner was a principal in Cizner & Associates, Inc., a consulting business concentrating on strategic and operational assignments for health care, technology, not for profit organizations and new venture development. From 1996 to 1998, Mr. Cizner was a partner in CGI, Inc., an international trade and investment management company focused on opportunities in Eastern Europe. Mr. Cizner holds an M.B.A., an M.S. in industrial engineering and an M.S. and E.E. in electrical engineering from New York University. Since 1998, Mr. Cizner has been a adjunct professor at DePaul University, where he teaches a seminar on the communications industry.

     John C. Maag joined PECO II in February 2000 as Chief Financial Officer. From 1995 until February 2000, Mr. Maag served as Vice President of Finance, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer of LeCroy Corporation, a manufacturer of digital oscilloscopes. Mr. Maag holds a B.S. in accounting from St. Joseph’s College and is a C.P.A.

*  Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

     Gary R. Corner joined PECO II in 1999 as Chief Information Officer. From 1996 to 1999, Mr. Corner was the Vice President of Technology Resources for Cooperative Services Network, Inc., an information technology consulting business. From 1992 to 1996, Mr. Corner served as Corporate Network Services Manager for Liebert Corporation, Inc., a manufacturer of power systems and environmental controls. Mr. Corner holds a B.S. in mathematics from Marietta College.

     Sandra A. Frankhouse has been employed by PECO II since 1989, and has served as our Treasurer since 1998 and as our Secretary since 1999. From 1996 to 1998, she served as Vice President and Controller. From 1995 to 1996, she served as Director of Accounting. Ms. Frankhouse holds a B.S. in education from Central Michigan University, and a B.S. in business management from Ashland University, and is a C.P.A.

     Randy C. Lumb joined PECO II in December 2000 as Executive Vice President of Sales and Marketing. During 2000, Mr. Lumb was Senior Vice President of Sales and Marketing at VCampus Corporation, an electronic learning solutions provider, in Reston, Virginia. From 1997 to 2000 he was Director of Business Development at Keane, Inc., an electronic business and information technology services firm. From 1995-1998, Mr. Lumb was a principal in Infrastructures, Inc., a consulting business. Mr. Lumb holds B.S. and M.S. degrees from Mississippi State University.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common shares have been traded on the Nasdaq National Market under the symbol “PIII” since our initial public offering on August 18, 2000.

Fiscal 2000(1)	High	Low

Third Quarter(2)	$47.50	$19.875
Fourth Quarter	46.625	12.00

(1)	Our common shares did not trade publicly in the first half of 2000.
(2)	From August 17, 2000, the effective date of our initial public offering. As of March 7, 2001 there were 483 holders of record of our common shares.

     We did not pay dividends in 1999 or 2000. We do not currently plan to pay dividends. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant. Our current loan agreement restricts our ability to pay cash dividends of more than $100,000 in any fiscal year.

Recent Sales of Unregistered Securities

     During 2000, we sold unregistered securities in the amount, at the times and for the aggregate amount of consideration as listed below. The securities were sold to purchasers directly by us and the sales did not involve any underwriter.

     From January 1, 2000 to December 31, 2000, certain of our employees and directors exercised options to purchase 826,950 common shares for an aggregate consideration of $2,650,530. The options exercised were issued under compensatory benefit plans in a transaction exempt under Section 4(2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933.

     Of the 826,950 common shares issued to employees from January 1, 2000 to December 31, 2000 from the exercise of options, options to purchase 174, 000 common shares were granted on July 24, 1995; options to purchase 221,250 common shares were granted on July 8, 1996; options to purchase 202,900 common shares were granted on July 14, 1997; options to purchase 8,750 common shares were granted on May 18, 1998; options to purchase 124,350 common shares were granted on July 13, 1998; options to purchase 10,000 common shares were granted on October 9, 1998; options to purchase 1,050 common shares were granted on October 19, 1998; options to purchase 7,500 common shares were granted on December 21, 1998; options to purchase 5,000 common shares were granted on January 18, 1999; options to purchase 500 common shares were granted on June 1, 1999; options to purchase 68,650 common shares were granted on July 22, 1999; and options to purchase 3,000 common shares were granted on August 16, 1999.

Use of Proceeds

     On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. The offering commenced on August 18, 2000 and the sale of 5,000,000 common shares closed on August 23, 2000, with the sale of an additional 750,000 common shares closing on September 19, 2000 (which were sold by us upon the exercise of the over-allotment option granted to the underwriters). The aggregate price of the 5,750,000 common shares sold was $86.3 million. All common shares were sold by us; there were no selling shareholders. FleetBoston Robertson Stephens Inc. was lead managing underwriter of the offering and CIBC World Markets Corp. and Needham & Company, Inc. were co-managers of the offering.

     The gross proceeds of the offering were $86.3 million. We incurred approximately $8.0 million of expenses in connection with the offering, of which approximately $6.0 million represented underwriting discounts and commission, and approximately $2.0 million represented offering costs, including legal fees, accounting fees, underwriters’ out-of-pocket expenses and printing expenses. Also included in these offering costs were payments totaling $198,000 to Steven A. Lupinacci, the brother-in-law of Matthew P. Smith, our President and Chief Executive Officer, for consulting services rendered in connection with the offering.

     From the date of receipt of the proceeds through December 31, 2000, $14.4 million was used to repay bank indebtedness and $10.9 million was used for working capital needs. The remaining $53.0 million in net proceeds has been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

ITEM 6 - SELECTED FINANCIAL DATA

     This selected data in this section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements. We derived the statement of operations data for the four years ended December 31, 2000 and balance sheet data as of December 31, 2000, 1999, 1998 and 1997 from the audited financial statements. We derived the statement of operations data for the year ended December 31, 1996, and balance sheet data as of December 31, 1996 from unaudited financial statements. Our management believes that the unaudited historical financial statements contain all adjustments needed to present fairly the information included in those statements, and that the adjustments made consist only of normal recurring adjustments.

		Year Ended December 31,

	2000	1999	1998	1997	1996

					(unaudited)
		(In thousands, except per share data)
Statement of Operations Data:
Net sales	$156,548	$92,049	$57,801	$48,340	$29,441
Cost of goods sold	109,366	65,671	39,226	32,813	21,314

Gross margin	47,182	26,378	18,575	15,527	8,127
Operating expenses:
Research, development and engineering	9,608	9,919	5,416	4,499	2,206
Selling, general and administrative	17,160	16,557	6,768	5,230	2,880

	20,768	26,476	12,184	9,729	5,086

Income (loss) from operations	20,414	(98)	6,391	5,798	3,041
Interest expense, net	164	818	276	276	288

Income (loss) before income taxes	20,250	(916)	6,115	5,522	2,753
Provision (benefit) for income taxes	8,158	(364)	2,354	2,083	969

Net income (loss)	$12,092	$(522)	$3,761	$3,439	$1,784

Net income (loss) per common share:
Basic	$0.72	$(0.04)	$0.28	$0.27	$0.14

Diluted	$0.68	$(0.04)	$0.25	$0.27	$0.14

Weighted average number of common
shares:
Basic	16,908	13,900	13,521	12,890	12,726
Diluted	17,876	13,900	14,765	12,890	13,129

			December 31,

	2000	1999	1998	1997	1996

					(unaudited)
			(In thousands)
Balance Sheet Data:

Working capital	$98,477	$24,329	$10,487	$5,300	$3,756
Total assets	154,146	68,798	32,088	22,698	15,120
Total long-term liabilities	4,941	21,194	5,653	1,274	1,454
Total shareholders’ equity	124,880	27,538	15,531	9,611	5,697

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with the consolidated financial statements and other financial information elsewhere in this Form 10-K.

Overview

     We design, produce, assemble and market a broad line of power systems, monitoring and control systems and integrated component systems for the communications industry. Our products and services are used by communication access providers in the local exchange, long distance, wireless, Internet and broadband communications markets.

     PECO II, Inc. was formed by management in May 1988. In December 1988, we purchased certain assets of the Power Equipment division of ITT, including the Galion, Ohio manufacturing facility and surrounding land, machinery, product designs and other business property. The ITT Power Equipment division, and its predecessors, had been engaged in the manufacturing and sale of power equipment for the communications industry since 1934, including continuous operations at the Galion manufacturing facility from 1955 through 1988, just prior to our acquisition.

Results of Operations

     The following table shows, for the periods indicated, selected items from our consolidated statement of operations, as a percentage of net sales:

	Year Ended December 31,

	2000	1999	1998

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.9	71.3	67.9

Gross margin	30.1	28.7	32.1
Operating expenses:
Research, development and engineering	6.1	10.8	9.4
Selling, general and administrative	11.0	18.0	11.6

	17.1	28.8	21.0

Income (loss) from operations	13.0	(0.1)	11.1
Interest expense, net	0.1	0.9	0.5

Income (loss) before income taxes	12.9	(1.0)	10.6
Provision (benefit) for income taxes	5.2	(0.4)	4.1

Net income (loss)	7.7%	(0.6)%	6.5%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net Sales. Net sales increased $64.5 million, or 70%, to $156.5 million for the year ended December 31, 2000 from $92.0 million for the year ended December 31, 1999. This increase was primarily the result of unit volume increases due to increased demand for our products and services. As of December 31, 2000, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had increased to $24.2 million from $23.7 million at December 31, 1999.

     Gross Margin. Gross margin dollars increased $20.8 million to $47.2 million in 2000 as compared to $26.4 million in 1999. Gross margin as a percentage of net sales increased to 30.1% in 2000 compared to 28.7% in 1999. The margin percentage was lower in 1999 due to an additional $4.0 million in stock compensation costs compared to 2000. Also, the manufacturing expansion at the Nashua and Dallas operating centers in the latter part of 1999 contributed to higher operating costs in 2000.

     Research, Development and Engineering. Research, development and engineering expense decreased to $9.6 million in 2000 from $9.9 million in 1999, representing a decrease of $0.3 million. The decrease in research, development and engineering expense was due to a reduction of stock compensation costs from $3.0 million in 1999 to $0.5 million in 2000. The reduction was offset by an increase in costs in connection with continued development of new products. As a percentage of net sales, research, development and engineering expense declined to 6.1% in 2000 from 10.8% in 1999.

     Selling, General and Administrative. Selling, general and administrative expense increased to $17.1 million in 2000 from $16.6 million in 1999, representing an increase of $0.5 million. The increase resulted from an expansion of our international and field sales forces, an increase in direct selling expenses which are proportionate to sales and the addition of administrative staff throughout 2000 due to growth at all locations. Total selling, general and administrative head count rose 22% in 2000 to 242 associates. These increases were offset by a $5.0 million decrease in stock compensation expense between years. As a percentage of net sales, selling, general and administrative expense declined to 11.0% in 2000 from 18.0% in 1999.

     Interest Expense. Interest expense, net declined to $0.2 million in 2000 from $0.8 million in 1999. The decrease in the current year is due primarily to reduced levels of debt, which were paid down from funds received in August 2000 from the initial public offering and interest income from the excess cash proceeds.

     Income Taxes. Our effective income tax rate increased marginally to 40.3% in 2000 from 39.7% in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net Sales. Net sales increased $34.2 million, or 59%, to $92.0 million for the year ended December 31, 1999 from $57.8 million for the year ended December 31, 1998 resulting from unit volume increases due to continued demand for our products and services. As of December 31, 1999, our sales backlog had increased to $23.7 million from $6.5 million as of December 31, 1998.

     Gross Margin. Gross margin dollars increased $7.8 million to $26.4 million in 1999 from $18.6 million in 1998. Gross margin as a percentage of net sales decreased to 28.7% in 1999 from 32.1% in the prior year. The margin increase resulted from a shift in 1999 to more sales of higher margin equipment and system integration products and less sales of lower margin engineering and installation services. Gross margins, as a percentage of sales, decreased due to a $4.4 million increase in stock compensation expense over 1998. Margins in 1999 were also negatively impacted by warranty expense, which increased to $1.6 million from $0.5 million in 1998. The increase was attributable to volume increases as well as two specific product claims in the aggregate amount of $0.5 million, which are not expected to reoccur in the future.

     Research, Development and Engineering. Research, development and engineering expense increased to $9.9 million in 1999 from $5.4 million in 1998, representing an increase of $4.5 million. The increase in research, development and engineering expense resulted primarily from the establishment of the Worthington research and development facility at the end of 1998, increases in software development and engineering staff and higher stock compensation costs in 1999. As a percentage of net sales, research, development and engineering expense increased to 10.8% in 1999 from 9.4% in 1998.

     Selling, General and Administrative. Selling, general and administrative expense increased to $16.6 million in 1999 from $6.8 million in 1998, representing an increase of $9.8 million. The increase resulted from expansion of our international and field sales forces which resulted in a compensation effect of $1.2 million, as well as from an increase in direct selling expenses which are proportionate to sales. We also added administrative staff in 1999 due to growth at all locations, which resulted in a compensation effect of $0.6 million. Stock compensation expense increased $6.4 million. As a percentage of net sales, selling, general and administrative expense increased to 18.0% in 1999 from 11.6% in 1998.

     Interest Expense. Interest expense increased to $0.8 million in 1999 from $0.3 million in 1998, representing an increase of $0.5 million. The increase was caused by increased borrowing during the year to finance working capital and capital expenditures, as well as an increase in the effective interest rate to 7.8% from 7.3%.

     Income Taxes. Our effective income tax rate increased to 39.7% in 1999 from 38.5% in 1998 due to the higher corporate tax bracket resulting from increased earnings and state taxes attributable to growth and expansion.

Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures and investments, including strategic acquisitions. In August 2000, we completed an initial public offering of 5,750,000 common shares at $15.00 per share, generating net proceeds of approximately $78.3 million. A portion of these net proceeds were used to reduce bank indebtedness. Working capital, including $54.9 million in cash and cash equivalents, increased to $98.5 million at December 31, 2000, which represented a working capital ratio of 5.0 to 1, compared to $24.3 million, or 2.2 to 1, at December 31, 1999. As we continue to grow, our working capital needs will continue to increase. Our investment in inventories and accounts receivables was $63.9 million, $41.8 million and $19.9 million at December 31, 2000, 1999 and 1998, respectively. Our capital expenditures, exclusive of acquisitions, were $9.1 million, $9.4 million and $2.7 million in 2000, 1999 and 1998, respectively. We have budgeted $25 million in 2001 in connection with capital expenditures principally related to new and expanded regional operating centers, including related real property and machinery and equipment.

      Cash flows provided by operating activities were $0.5 million in 2000, an improvement of $6.6 million in comparison with 1999, due primarily to higher operating earnings.

     In December 2000, we amended and finalized an unsecured $20 million loan agreement. As of December 31, 2000, $0.4 million was borrowed. At December 31, 2000 we complied with or obtained waiver for the covenants under the borrowing agreement.

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

We believe that cash and cash equivalents, anticipated cash flow from operations and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 24 months.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 was adopted by us on January 1, 2001. We do not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. We adopted the provisions of this bulletin in 2000. The adoption did not impact our recognition of revenue in 2000.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate or foreign currency transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of December 31, 2000 and 1999, respectively.

     Our primary interest rate risk exposure results from our revolving loan facility. If interest rates were to increase 100 basis points (1%) from December 31, 2000 rates, and assuming no changes in long-term debt from the December 31, 2000 levels, the additional annual expense to us would be immaterial to our results of operations. We currently do not hedge our exposure to floating interest rate risk.

Forward-Looking Statements

     We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Form 10-K includes forward-looking statements relating to our business. Forward-looking statements contained herein or in other statements made by us are made based on our management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially form those expressed or implied by forward-looking statements made by us or on our behalf:

  general economic, business and market conditions;
  competition;
  decreases in spending by our communications industry customers;
  the loss of a major customer or customers;
  our ability to identify, consummate and integrate the operations of suitable acquisition targets;
  our ability to manage our planned rapid growth;
  our ability to expand our international operations;
  our relations with our employees;
  our ability to meet the high standards of quality and reliability that communications service providers expect from communications equipment suppliers;
  variability in our operating results;
  our ability to attract and retain key personnel;
  our ability to keep up with the rapid technological changes, evolving industry standards, changing customer needs and frequent new equipment and service introductions in the communications industry; and
  our ability to protect our proprietary information.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PECO II, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of PECO II, Inc.:

     We have audited the accompanying consolidated balance sheets of PECO II, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PECO II, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 24, 2001.

PECO II, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2000	1999

ASSETS
Current Assets:
Cash and cash equivalents	$ 54,920	$ 299
Accounts receivable	30,601	23,302
Inventories	33,282	18,494
Prepaid expenses and other current assets	1,194	699
Prepaid and deferred income taxes	2,805	1,601

Total current assets	122,802	44,395

Property and Equipment, at cost:
Land and land improvements	453	417
Buildings and building improvements	11,264	9,918
Machinery and equipment	7,875	6,600
Furniture and fixtures	5,943	4,582
Construction in progress	4,935	—

	30,470	21,517
Less—accumulated depreciation	(5,177)	(3,520)

	25,293	17,997
Other Assets:
Restricted Industrial Revenue Bond funds	53	183
Goodwill	1,945	2,054
Deferred income tax	4,053	4,169

Total Assets	$154,146	$ 68,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$ 120	$ 1,446
Capital leases payable	314	652
Accounts payable	12,725	10,833
Accounts compensation expense	4,554	4,073
Other accrued expenses	5,113	2,716
Accrued income taxes	1,499	346

Total current liabilities	24,325	20,066

Long-term Liabilities:
Borrowings under lines of credit	375	8,370
Long-term debt, net of current portion	3,260	10,834
Capital leases payable	1,306	1,990

Total long-term liabilities	4,941	21,194

Shareholders’ Equity:
Common shares, no par value: authorized 50,000,000 shares;
20,931,650 and 14,354,700 issued and outstanding at
December 31, 2000 and 1999, respectively	2,655	1,822
Additional paid in capital	99,801	15,384
Retained earnings	22,424	10,332

Total shareholders’ equity	124,880	27,538

Total Liabilities and Shareholders’ Equity	$154,146	$ 68,798

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2000	1999	1998

Net sales	$156,548	$92,049	$57,801
Cost of goods sold	109,366	65,671	39,226

Gross margin	47,182	26,378	18,575
Operating expenses:
Research, development and engineering	9,608	9,919	5,416
Selling, general and administrative	17,160	16,557	6,768

	26,768	26,476	12,184

Income (loss) from operations	20,414	(98)	6,391
Interest expense, net	164	818	276

Income (loss) before income taxes	20,250	(916)	6,115
Provision (benefit) for income taxes	8,158	(364)	2,354

Net income (loss)	$12,092	$(552)	$3,761

Basic earnings (loss) per share	$0.72	$(0.04)	$0.28

Diluted earnings (loss) per share	$0.68	$(0.04)	$0.25

Weighted average common shares outstanding:
Basic	16,908	13,900	13,521
Diluted	17,876	13,900	14,765

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares
			Additional
		Stated	Paid-In	Retained
	Shares	Value	Capital	Earnings	Total

Balance, December 31, 1997	13,166,250	$1,670	$752	$7,189	$9,611
Stock options exercised	452,850	57	870	—	927
Stock granted	755,650	96	1,549	—	1,645
Stock purchases	(166,850)	(21)	(326)	—	(347)
Net income	—	—	—	3,761	3,761
Dividends- $0.005 per share	—	—	—	(66)	(66)

Balance, December 31, 1998	14,207,900	1,802	2,845	10,884	15,531
Stock options exercised	709,150	90	2,033	—	2,123
Stock granted	292,450	38	853	—	891
Stock purchases	(854,800)	(108)	(2,291)	—	(2,399)
Stock compensation expense, net	—	—	11,944	—	11,944
Net loss	—	—	—	(552)	(552)

Balance, December 31, 1999	14,354,700	1,822	15,384	10,332	27,538
Public sale of common shares	5,750,000	729	77,594	—	78,323
Stock options exercised	826,950	104	2,547	—	2,651
Stock compensation expense, net	—	—	4,276	—	4,276
Net income	—	—	—	12,092	12,092

Balance, December 31, 2000	20,931,650	$2,655	$99,801	$22,424	$124,880

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,092	$(552)	$3,761
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities—
Depreciation and amortization	1,901	1,260	751
Loss on disposals of property and equipment	14	93	35
Deferred income taxes	(1,088)	(4,379)	80
Stock compensation expense	4,276	11,944	—
Working capital changes—
Accounts receivable	(7,299)	(13,403)	(138)
Inventories	(14,788)	(8,506)	(2,664)
Prepaid expenses and other current assets	(495)	(282)	(43)
Accounts payable, other accrued expenses and accrued income taxes	5,442	8,201	(80)
Accrued compensation expense	481	(478)	(168)

Net cash provided by (used for) operating activities	536	(6,102)	1,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,138)	(9,365)	(2,651)
Proceeds from sale of property and equipment	36	25	39
Acquisition of business, net of cash acquired	—	—	(1,036)

Net cash used for investing activities	(9,102)	(9,340)	(3,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	130	(183)	—
Borrowings (repayments) under lines of credit	(7,995)	6,521	641
Borrowings of long-term debt and capital leases	—	11,450	3,162
Repayments of long-term debt and capital leases	(9,922)	(3,021)	(2,022)
Public sale of common shares	78,323	—	—
Proceeds from issuance of common shares	2,651	3,014	1,104
Retirement of common shares	—	(2,399)	(347)
Dividends paid	—	—	(66)

Net cash provided by financing activities	63,187	15,382	2,472

Net increase (decrease) in cash	54,621	(60)	358
Cash and cash equivalents at beginning of period	299	359	1

Cash and cash equivalents at end of period	$54,920	$299	$359

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$8,910	$4,734	$2,929
Interest paid	1,373	743	289
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital lease obligation incurred for leases of new equipment	3	2,030	1,067
Common shares issued in connection with acquisition	—	—	1,468

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.
Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

1.  Summary of Significant Accounting Policies:

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of PECO II, Inc. (the “Company”), and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Nature of Business

     The Company designs, manufactures and markets communications equipment and offers systems integration products and related services for the communications industry and operates in one business segment. The products offered include power systems, power distribution equipment, system integration products and related support products and services.

Cash and Cash Equivalents

     Cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash and have original maturities of three months or less.

Accounts Receivable

     Accounts receivable are net of the allowance for doubtful accounts of $657 and $352 at December 31, 2000 and 1999, respectively.

Inventories

     Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method. Inventory costs consist of purchased product, internal and external manufacturing costs, and freight. The Company sells its products as component replacement parts or on a build-to-order basis and ships to the customer upon completion.

Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Expenditures for improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used for computing depreciation for financial statement purposes are:

Years

Land improvements	15
Buildings and building improvements	20 to 40
Machinery and equipment	5 to 10
Furniture and fixtures	4 to 7

     Equipment under capital leases is amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets. The provision for depreciation for the years ended December 31, 2000, 1999 and 1998 is $1,792, $1,143 and $731, respectively.

Goodwill

     Goodwill represents the excess purchase price over the fair value of assets acquired through acquisition. Goodwill is being amortized over twenty years on a straight-line basis. Costs capitalized are shown net of accumulated amortization of $255 and $146 at December 31, 2000 and 1999, respectively.

Other Accrued Expenses

Accrued liabilities at December 31, 2000 and 1999 consist of the following:

	December 31,

	2000	1999

Accrued warranty costs	$1,248	$1,125
Accrued engineering and installation costs	678	738
Taxes, other than income taxes	806	559
Medical and workers compensation insurance	1,482	270
Other	899	24

Total	$5,113	$2,716

Revenue Recognition

      Revenue is recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Revenues are recognized when customer orders are completed and shipped. Revenues on engineering and installation contracts and the costs for services performed are recorded as the work progresses on a percentage of completion basis. Accruals for the cost of product warranties are maintained for anticipated future claims. Sales of equipment where the Company also performs installation are deferred until installation is complete.

Research and Product Development Costs

     Expenses associated with the development of new products and changes to existing products are charged to expense as incurred.

Financial Instruments

     Financial instruments held by the Company include cash and cash equivalents, trade accounts receivable, accounts payable, borrowings under lines of credit and long-term debt. The Company does not hold or issue financial instruments for trading purposes. All financial instruments are considered to have a fair value, which approximates carrying value at December 31, 2000 and 1999. Financial instruments that potentially subject the Company to concentration of credit risk consist of trade accounts receivable. Trade accounts receivable due from three customers at December 31, 2000 and 1999 was $19,263 and $11,582, respectively, which accounted for 62.9% and 49.7% of total accounts receivable due at these dates.

Acquisitions

     In October 1998, the Company acquired all of the stock of EDA Industries, Inc. in exchange for consideration of $2,625, comprised of $1,157 cash and $1,468 stock. This transaction was accounted for as a purchase and the results of its operations are included in the accompanying consolidated financial statements from the date of acquisition. All assets and liabilities of EDA have been recorded at fair value on the Company’s books as of the date of acquisition. The allocation of the purchase price resulted in approximately $2,200 of goodwill, which is being amortized over 20 years on a straight-line basis. Pro forma information is not presented for this acquisition as it is not significant.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

Impact of New Accounting Standards

     The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income,” which requires reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has no reportable comprehensive income. In addition, SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” has been issued and is effective for year-end 1998. Sales to customers are primarily in the United States. The Company operates as one reportable segment and no disclosures are required.

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted this Statement on January 1, 2001 and the adoption did not have a material effect on its consolidated financial statements, as the Company is currently not involved in any derivative or hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of this bulletin in 2000. The adoption did not impact the Company’s recognition of revenue in 2000.

2.   Inventories:

Inventories are summarized as follows:

	December 31,

	2000	1999

Raw materials	$32,123	$17,265
Work-in-process	465	826
Finished goods	694	403

	$33,282	$18,494

3.   Line of Credit and Long-Term Debt:

     In December 2000, the Company amended and finalized an unsecured $20,000 revolving line of credit agreement with a bank which provides for interest payable monthly at the Company’s option at either the prime rate less 0.50% or LIBOR plus 2%. The agreement expires on April 30, 2002. At December 31, 2000 the Company had borrowed $375 under the agreement at a interest rate of 5.59%. The agreement contains covenants that include maintaining specified financial ratios, minimum levels of net worth and limitations on capital expenditures. At December 31, 2000 the Company was in compliance with or obtained waiver for the covenants under the borrowing agreement.

A summary of the Company’s long-term debt outstanding is as follows:

	December 31,

	2000	1999

Industrial revenue bonds for $3,500 from the state of New Hampshire, due
September 1, 2019 payable in monthly installments into a trust, including
interest at 5.76%	$3,380	$3,500
Notes payable, bank	—	8,780

Total	3,380	12,280
Less—current portion	120	1,446

	$3,260	$10,834

     In August 2000, the Company used $14,400 in proceeds from the initial public offering to repay its outstanding balance under the line of credit agreement and paid off three notes payable to a bank.

     Aggregate maturities of the above long term debt for each of the years in the five-year period ending December 31, 2005 are $120, $125, $130, $140, $145, respectively, and $2,720, thereafter.

4.   Capital Leases:

     The Company leases computers, machinery and office equipment under capital lease agreements that expire through the year 2007. The amount of the capital leases included in property and equipment at December 31, 2000 and 1999 is summarized as follows:

	December 31,

	2000	1999

Furniture and equipment	$2,592	$3,573
Less—accumulated depreciation	(563)	(516)

	$2,029	$3,057

Future minimum payments under the capital leases are as follows:

2001	$419
2002	382
2003	377
2004	209
2005	121
Thereafter	510

Total minimum lease payments	2,018
Less-amounts representing interest	(398)

Present value of future minimum lease payments	1,620
Less-current maturities	(314)

Long-term capital leases	$1,306

5.   Contingencies:

     The Company is subject to legal proceedings and claims, which have arisen in the ordinary course of business. Any costs that the Company estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Management believes the amount of additional costs in excess of accruals should not materially affect the financial position or results of operations of the Company.

     The Company has adopted a self-funded employee benefit plan for employee health care coverage. The Company obtains stop-loss coverage from an insurance carrier to limit its liability.

6.   Stock Option Plans:

In June 2000, the 2000 Performance Plan was adopted and approved by the Company's shareholders, for the issuance of up to 2,500,000 common shares. In addition, the Company has two nonqualified stock option plans for employees, which each reserve 2,500,000 shares of the Company’s stock for issuance under the Plans. These Plans provide for awarding stock options to employees and contain provisions under which employees may be granted stock options in lieu of a portion of their compensation, subject to the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the Company’s common shares at the date of grant, generally vest over three to four years, and must be exercised within five years from the grant date.

Prior to the completion of the initial public offering, the Company allowed the employees to receive the net proceeds from the exercise of the options in cash, in lieu of stock. Concurrent with the initial public offering, the cash option was terminated. Accordingly, the Plans are considered compensatory up to the initial public offering and compensation expense related to the increase in value of the options was recorded as follows:

		December 31,

	2000	1999	1998

Cost of goods sold	$296	$541	$543
Research, development and engineering	171	338	324
Selling, general and administrative	475	473	289

	$942	$1,352	$1,156

     The Company has recorded additional compensation expense with a corresponding increase to additional paid-in capital for all unexercised stock options and shares issued to a director and certain employees. The expense represents the options valued at the estimated offering price as compared to the value of the shares pursuant to the Company’s repurchase obligation. Total compensation expense was recorded as follows:

	December 31,

	2000	1999

Cost of goods sold	$646	$4,383
Research, development and engineering	367	2,665
Selling, general and administrative	1,125	6,165

	$2,138	$13,213

Information relating to the Company’s outstanding option plans is as follows:

			Weighted
	Total		Average
	Options	Option Price	Option Price

Shares under option at December 31, 1997	2,892,250	$0.27-0.94	$0.52
Granted	451,250	2.00-2.60	2.22
Forfeited/canceled	(801,250)	0.27-0.94	0.42
Exercised	(452,850)	0.27-0.94	0.39

Shares under option at December 31, 1998	2,089,400	0.30-2.60	0.95
Granted	438,800	2.60-3.10	2.80
Forfeited/canceled	(228,750)	0.30-2.20	0.72
Exercised	(709,150)	0.30-2.20	0.52

Shares under option at December 31, 1999	1,590,300	0.60-3.10	1.69
Granted	985,854	15.00-20.125	15.66
Forfeited/canceled	(81,800)	0.60-15.00	5.67
Exercised	(826,950)	0.60-3.10	1.22

Shares under option at December 31, 2000	1,667,404	0.60-20.125	2.67

Options exercisable at December 31, 2000	348,900	0.60-3.10	1.79

     The Company has elected to use the disclosure only method of complying with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of each option granted under the Company’s Plans are estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in fiscal years 2000, 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 71.60%, 70.61% and 66.27%, risk-free interest rates of 6.23%, 5.74% and 5.16% and an expected life of 2.4 years for 2000 options and 4 years for 1999 and 1998 options. The weighted average fair value on the date of grant for options granted during fiscal years 2000, 1999 and 1998 were $22.94, $4.40 and $3.43, respectively.

     If the Company had elected to recognize the compensation cost of its Plans based on the fair value of all awards under the plans in accordance with SFAS No. 123, fiscal years 2000, 1999 and 1998 pro forma net income (loss) and pro forma net income (loss) per common share would have been as follows:

	2000	1999	1998

NET INCOME (LOSS):
As reported	$12,092	$(552)	$3,761
Pro forma	9,976	(804)	3,658
NET INCOME (LOSS) PER COMMON SHARE
Basic—
As reported	$0.72	$(0.04)	$0.28
Pro forma	0.59	(0.06)	0.27
Diluted—
As reported	$0.68	$(0.04)	$0.25
Pro forma	0.56	(0.06)	0.25

7.	Retirement Plan:

The Company has a 401(k)/Profit Sharing Plan. Under the Plan, eligible employees, as defined, may contribute up to 15% of their compensation subject to certain limitations. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. No contributions were made by the Company in 2000, 1999 and 1998. The Company has no other postretirement or post employment benefit plans.

8.	Income Taxes:

The Company accounts for income taxes using the provisions of SFAS No. 109 (“Accounting For Income Taxes”). Deferred income taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

	2000	1999	1998

Current tax expense:
Federal	$5,796	$3,415	$1,721
State	1,274	600	304

Total current	7,070	4,015	2,025

Deferred tax expense:
Federal	930	(3,719)	280
State	158	(660)	49

Total deferred	1,088	(4,379)	329

Total provision (benefit) for income taxes	$8,158	$(364)	$2,354

     A reconciliation of the federal statutory and effective income tax for the years ended December 31, follows:

	2000	1999	1998

Income (loss) before income taxes	$20,250	$(916)	$6,115

Statutory taxes	6,885	(311)	2,079
State taxes (net of federal benefit)	1,273	(53)	275

Provision (benefit) for income taxes	8,158	$(364)	$2,354

Effective income tax rate	40.3%	39.7%	38.5%

     A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

	2000	1999

Deferred tax assets:
Accrued compensation	$5,766	$5,360
Accrued expenses	764	280
Inventory	785	377
Warranty accrual	499	452
Allowance for doubtful accounts	263	142
Other	47	37

Total deferred tax assets	8,124	6,648

Deferred tax liabilities:
Depreciation	1,258	870
Other	8	8

Total deferred tax liabilities	1,266	878

Net deferred tax asset	$6,858	$5,770

     The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based on a review of earnings history and trends and forecasted earnings, a valuation allowance is not required for deferred tax assets.

9.   Significant Customers:

     Sales to the top three customers amounted to $31,031, $26,708 and $22,396 and comprised approximately 20%, 17% and 14%, respectively, of consolidated net sales for 2000.

     Sales to the top three customers amounted to $18,813, $14,791 and $9,084 and comprised approximately 20%, 16% and 10%, respectively, of consolidated net sales for 1999.

    Sales to the top three customers amounted to $10,134, $9,162 and $6,862 and comprised approximately 17%, 16% and 12%, respectively, of consolidated net sales for 1998.

There were no other customers individually comprising more than 10% of consolidated net sales.

10. Quarterly Results of Operations-(Unaudited):

     The following table shows unaudited quarterly results of operations for the period indicated. We have prepared this quarterly information on a basis consistent with the audited consolidated financial statements and management believes it includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown.

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30, 2000	Dec 31, 2000
	1999	1999	1999	1999	2000	2000

	(unaudited)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$15,343	$21,421	$24,825	$30,460	$34,964	$39,271	$40,065	$42,248
Cost of good sold	9,588	16,927	17,536	21,620	23,836	27,613	27,984	29,933

Gross margin	5,755	4,494	7,289	8,840	11,128	11,658	12,081	12,315
Operating expenses:

Research, development and engineering	1,697	3,975	2,267	1,980	2,566	2,407	2,339	2,296
Selling, general and administrative.	2,088	5,633	5,495	3,341	4,176	4,487	4,334	4,163

	3,785	9,608	7,762	5,321	6,742	6,894	6,673	6,459

Income (loss) from operations	1,970	(5,114)	(473)	3,519	4,386	4,764	5,408	5,856
Interest expense (net)	110	147	201	360	429	396	(50)	(611)

Income (loss) before income taxes	1,860	(5,261)	(674)	3,159	3,957	4,368	5,458	6,467

Provision (benefit) for income taxes	733	(2,092)	(266)	1,261	1,583	1,748	2,237	2,590

Net income (loss)	$ 1,127	$ (3,169)	$ (408)	$ 1,898	$ 2,374	$ 2,620	$ 3,221	$ 3,877

Basic earnings (loss) per share	0.08	(0.23)	(0.03)	0.14	0.16	0.18	0.18	0.19
Diluted earnings (loss) per share	0.07	(0.23)	(0.03)	0.14	0.15	0.17	0.17	0.18
Weighted average common shares outstanding:

Basic	14,014	13,811	14,084	13,900	14,466	14,741	17,552	20,904
Diluted	15,116	13,811	14,084	13,900	15,607	15,625	18,618	21,911

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2001 Annual Meeting of Shareholders, to be held on April 26, 2001 (the “2001 Proxy Statement”), is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to “Election of Directors,” “Board of Directors Meetings and Committees” and “Executive Compensation” in the 2001 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to “Share Ownership of Principal Holders and Management” in the 2001 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to “Certain Relationships and Related Transactions” in the 2001 Proxy Statement.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

The following documents are filed as part of this report:

(a) (1)	Financial Statements.

See “Index to Consolidated Financial Statements” at page 20 of this Form 10-K.

(a) (2)	Financial Statement Schedules.

See “Schedule II: Valuation and Qualifying Accounts” at page S-1 of this Form 10-K.

(a) (3)	Exhibits.

See the “Exhibit Index” at page E-1 of this Form 10-K.

(b)	Reports on Form 8-K.

None.

Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, Inc.

March 16, 2001	By:	/s/ JOHN C. MAAG

John C. Maag
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES L. GREEN	Chairman of the Board of Directors	March 16, 2001

James L. Green

/s/ MATTHEW P. SMITH	President, Chief Executive Officer and
	Director (Principal Executive Officer)	March 16, 2001
Matthew P. Smith

/s/ JOHN C. MAAG	Chief Financial Officer
	(Principal Financial Officer)	March 16, 2001
John C. Maag

/s/ SANDRA A. FRANKHOUSE	Secretary and Treasurer
	(Principal Accounting Officer)	March 16, 2001
Sandra A. Frankhouse

/s/ LUCILLE GARBER FORD	Director	March 16, 2001

Lucille Garber Ford

/s/ E. RICHARD HOTTENROTH	Director	March 16, 2001

E. Richard Hottenroth

/s/ TRYGVE A. IVESDAL	Director	March 16, 2001

Trygve A. Ivesdal

/s/ EUGENE V. SMITH	Director	March 16, 2001

Eugene V. Smith

/s/ CHARLES D. TAYLOR	Director	March 16, 2001

Charles D. Taylor

PECO II, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged To Costs and Expenses		Balance at End of Period

			Write-offs
Allowance for doubtful accounts:
Year ended December 31, 1998	$147	$100	$94	$153
Year ended December 31, 1999	153	264	65	352
Year ended December 31, 2000	352	413	108	657

Accrued warranty costs:
Year ended December 31, 1998	$98	$503	$420	$181
Year ended December 31, 1999	181	1,609	665	1,125
Year ended December 31, 2000	1,125	1,047	924	1,248

S-1

EXHIBIT INDEX

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation of the Company	(A)
3.1(ii)	Amended and Restated Code of Regulations of the Company	(A)
4.1	Specimen certificate for the Common Shares, without par value, of the Company	(A)
10.1.1	Second Amended and Restated Loan and Security Agreement, dated as of
	October 22, 1999, between PECO II, Inc. and The Huntington National Bank	(A)
10.1.2	First Amendment to the Second Amended and Restated Loan and Security
Agreement, dated as of April 28, 2000, between PECO II, Inc. and The
	Huntington National Bank	(A)
10.1.3	Second Amendment to the Second Amended and Restated Loan and Security
Agreement, dated as of December 29, 2000, between PECO II, Inc. and The
Huntington National Bank
10.2.1	Loan Agreement, dated September 1, 1999, between Apex Telecommunications
Manufacturing, Inc. and Business Finance Authority of the State of New
	Hampshire	(A)
10.2.2	Trust Indenture, dated September 1, 1999, between The Huntington National Bank
	and Business Finance Authority of the State of New Hampshire	(A)
10.2.3	Reimbursement Agreement, dated September 1, 1999, between Apex
	Telecommunications Manufacturing, Inc. and The Huntington National Bank	(A)
*10.3	Amended and Restated 1995 Non-Qualified Stock Option Plan of the Company	(A)
*10.4	Amended and Restated 1997 Non-Qualified Stock Option Plan of the Company	(A)
*10.5	Form of Stock Option Agreement for Amended and Restated 1995 Non-Qualified
Stock Option Plan of the Company and Amended and Restated 1997 Non-
	Qualified Stock Option Plan of the Company	(A)
*10.6	2000 Performance Plan of the Company	(A)
*10.7	Form of Stock Option Agreement for 2000 Performance Plan of the Company
*10.8	Form of Indemnification Agreement	(A)
21.1	Subsidiaries of the Company
23.1	Consent of Arthur Andersen LLP

*	Management contract or compensation plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.
(A)	Incorporated by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-37566) and the amendments thereto.
E-1