Form 10-Q
period 2001-03-31
PECO II INC
filed 2001-05-02
CIK 845072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT OT SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31283

PECO II, INC.
(Exact name of Registrant as specified in its charter)

OHIO (State or other jurisdiction of Incorporation or organization)	34-1605456 (I.R.S. Employer Identification No.)

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

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Shares, without par value	OUTSTANDING AT APRIL 20, 2001 21,033,236

PECO II, INC.

INDEX

		Page
PART 1	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	7-8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

PART II	OTHER INFORMATION

Item 2(c)	Recent Sales of Unregistered Securities	9

Item 2(d)	Use of Proceeds	9

Item 6.	Exhibits and Reports on Form 8-K	9

	SIGNATURES	10

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands	March 31, 2001	December 31, 2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,811	$54,920
Accounts receivable	22,441	30,601
Inventories:
Raw materials	34,224	32,123
Work in process	1,345	465
Finished goods	2,019	694

Total inventories	37,588	33,282
Prepaid expenses and other current assets	1,123	1,194
Prepaid and deferred income taxes	2,760	2,805

Total current assets	114,723	122,802

Property and equipment, net	35,420	25,293
Other assets	5,666	6,051

TOTAL ASSETS	$155,809	$154,146

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$412	$434
Accounts payable	10,859	12,725
Accrued compensation expense	5,155	4,554
Other accrued expenses	4,632	5,113
Accrued income taxes	1,786	1,499

Total current liabilities	22,844	24,325
Long-term liabilities:
Borrowings under lines of credit	8	375
Long-term debt and capital leases	4,492	4,566

Total long-term liabilities	4,500	4,941
Shareholders’ equity:
Common shares	2,668	2,655
Additional paid-in capital	100,712	99,801
Retained earnings	25,085	22,424

Total shareholders’ equity	128,465	124,880

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$155,809	$154,146

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
In thousands, except per share data	2001	2000

Net sales	$34,856	$34,964
Cost of goods sold	24,251	23,836

Gross margin	10,605	11,128
Operating expenses:
Research, development and engineering	2,340	2,566
Selling, general and administrative	4,449	4,176

	6,789	6,742

Income from operations	3,816	4,386
Interest income (expense)	584	(429)

Income before income taxes	4,400	3,957
Provision for income taxes	1,739	1,583

Net income	$2,661	$2,374

Basic earnings per share	$0.13	$0.16

Diluted earnings per share	$0.12	$0.15

Weighted average common shares-outstanding
Basic	20,977	14,466

Diluted	21,458	15,607

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
In thousands	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,661	$2,374
Adjustments to reconcile net income to net cash (used for)
provided by operating activities-
Depreciation and amortization	623	402
Loss on disposals of property and equipment	--	2
Deferred income taxes	431	(463)
Stock compensation expense	468	534
Working capital changes
Accounts receivable	8,160	(982)
Inventories	(4,306)	(3,306)
Prepaid expenses and other current assets	71	(86)
Accounts payable, other accrued expenses and
accrued income taxes	(2,061)	2,439
Accrued compensation expense	601	1,334

Net cash provided by operating activities	6,648	2,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,726)	(751)
Proceeds from sale of property and equipment	6	5

Net cash used for investing activities	(10,720)	(746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	(30)	108
Repayments under lines of credit	(367)	(1,021)
Repayments of long-term debt and capital leases	(96)	(643)
Proceeds from issuance of common shares	456	1,347

Net cash used for financing activities	(37)	(209)

Net (decrease) increase in cash	(4,109)	1,293
Cash and cash equivalents at beginning of period	54,920	299

Cash and cash equivalents at end of period	$50,811	$1,592

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$935	$371
Interest paid	71	459

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of PECO II, Inc. (the “Company”) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause the Company’s actual results or activities to differ materially from these forward-looking statements include but are not limited to the statements under “Forward Looking Statements” and other sections in the Company’s Form 10-K filed with the Securities and Exchange Commission and press releases.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.

ITEM 2.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

Net sales declined slightly to $34.9 million, for the three months ended March 31, 2001, from $35.0 million, in the corresponding prior year period. This decrease was primarily due to decreased demand for systems integration and power distribution equipment offset partially by increased demand for power systems. As of March 31, 2001, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $22.4 million, an 8% decline, from $24.2 million at December 31, 2000.

Gross margin was $10.6 million for the three months ended March 31, 2001 as compared to $11.1 million for the three months ended March 31, 2000. Gross margin as a percentage of net sales declined to 30.4% for the three months ended March 31, 2001 compared to 31.8% in the comparable prior year period. The margin percentage was lower in the first quarter of 2001, due primarily to unabsorbed overhead costs attributable to lower volume and incremental costs related to the 144,000 square foot addition in Galion coming into production.

Research development and engineering expense decreased to $2.3 million, in the three months ended March 31, 2001, from $2.6 million for the three months ended March 31, 2000. As a percentage of net sales, research, development and engineering expense was 6.7% for the three months ended March 31, 2001 compared to 7.3% in the comparable prior year period.

Selling, general and administrative expense was $4.4 million for the quarter ended March 31, 2001, an increase of $0.2 million, from the three months ended March 31, 2000. The increase resulted from an expansion of our international and field sales forces and the addition of administrative staff throughout 2000 and the first quarter of 2001. The increase was offset partially by higher stock compensation costs of $0.2 million in the first three months of the prior year period. As a percentage of net sales, selling, general and administrative expense was 12.8% for the three months ended in March 31, 2001 compared to 11.9% in the comparable prior year period.

Net interest income (expense) was $0.6 million and ($0.4) million, respectively, in the three months ended March 31, 2001 and 2000. The increase in interest income in the current quarter of 2001 was due to investment income of the Company’s funds received from the August 2000 initial public offering and reduced levels of debt.

In the first quarter of 2001, our effective income tax rate declined marginally to 39.5% from 40.0% in the first quarter of the prior year.

Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures and investments, including strategic acquisitions. In August 2000 we completed an initial public offering of 5.75 million shares of common stock at $15 per share, generating net proceeds of approximately $78.3 million. A portion of these proceeds was used to repay bank indebtedness. At March 31, 2001 cash invested in marketable securities approximated $49.7 million.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Cont.)

Working capital was $91.9 million at March 31, 2001 compared to $98.5 million at December 31, 2000. The current ratio was 5.0 to 1 at March 31, 2001 and December 31, 2000, respectively. As we continue to grow, our working capital needs will continue to increase. Our investment in inventories and accounts receivables was $60.0 million at March 31, 2001 and $63.9 million at December 31, 2000. Our capital expenditures were $10.7 million for the three months ended March 31, 2001 principally related to the opening of a new regional operating center in Aurora, Colorado. We have budgeted $25 million in 2001 in connection with capital expenditures principally related to new and expanded regional operating centers and machinery and equipment.

Cash flows generated from operating activities for the first quarter of 2001 increased $4.4 million in comparison with the prior year first quarter, due primarily to lower levels of accounts receivable resulting from improved collections and a decline in sales volume from the fourth quarter of 2000.

As of March 31, 2001, $8,000 was borrowed on our unsecured $20 million loan agreement. At March 31, 2001, we complied with the covenants under the borrowing agreement.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

We anticipate significant increases in working capital in the future primarily as a result of increased sales. We will also continue to spend significant amounts of capital on property and equipment related to the expansion of our corporate headquarters, regional operating centers, manufacturing machinery and equipment and research, development and engineering costs to support our growth. In addition we will expand cash funds to acquire selective strategic acquisitions to increase our product and service offerings.

We believe that cash and cash equivalents on hand, anticipated cash flow from operations and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 24 months.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. The Company is currently not involved in any derivative or hedging activities.

ITEM 3.  Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of March 31, 2001. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility. If interest rates were to increase 100 basis points (1%) from March 31, 2001 rates, and assuming no changes in long-term debt from the March 31, 2001 levels, the additional annual expense to us would be immaterial to our results of operations. We currently do not hedge our exposure to floating interest rate risk.

PECO II, INC.

PART II. OTHER INFORMATION

ITEM 2(c)  Recent Sales of Unregistered Securities

     During the first quarter of 2001, we sold unregistered securities in the amount, at the times and for the aggregate amount of consideration as listed below. The securities were sold to purchasers directly by us and the sales did not involve any underwriter.

     From January 1, 2001 to March 31, 2001, certain of our employees and directors exercised options to purchase 101,586 common shares for an aggregate consideration of $456,130. The options exercised were issued under compensatory benefit plans in a transaction exempt under Section 4(2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933.

     Of the 101,586 common shares issued to employees from January 1, 2001 to March 31, 2001 from the exercise of options, options to purchase 9,750 common shares were granted on July 8, 1996; options to purchase 17,686 common shares were granted on July 14, 1997; options to purchase 32,250 common shares were granted on July 13, 1998; options to purchase 5,250 common shares were granted on February 15, 1999; options to purchase 11,300 common shares were granted on July 22, 1999; options to purchase 5,000 common shares were granted on September 13, 1999; options to purchase 3,000 common shares were granted on December 22, 1999; and options to purchase 20,000 common shares were granted on February 7, 2000.

ITEM 2(d)  Use of Proceeds

     On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through March 31, 2001, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness and $15.2 million was used for capital expenditures, including the purchase of the Denver regional operating center in February 2000. The remaining net proceeds has been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

ITEM 6(a)	Exhibits

None

ITEM 6(b)	Reports on Form 8-K

No current reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, INC.

Date: May 1, 2001	By: /S/ JOHN C. MAAG
John C. Maag
Chief Financial Officer