Form 10-Q
period 2001-06-30
PECO II INC
filed 2001-08-01
CIK 845072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31283

PECO II, INC.
(Exact name of Registrant as specified in its charter)
OHIO	34-1605456
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification No.)

1376 STATE ROUTE 598, GALION, OHIO 44833
(Address of principal executive office)     (Zip Code)

Registrant's telephone number including area code: (419) 468-7600

Indicate by check mark ("X") whether the Registrant: (1) has filed all reports to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES     X      NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
CLASS	OUTSTANDING AT JULY 13, 2001
Common Shares, without par value	22,145,766

PECO II, INC.

INDEX
		Page
PART 1	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

PART II	OTHER INFORMATION

Item 2(c)	Recent Sales of Unregistered Securities	9

Item 2(d)	Use of Proceeds	9

Item 4.	Submission of Matters to Vote of Security Holders	10

Item 6.	Exhibits and Reports on Form 8-K	10

	SIGNATURES	10

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,714	$54,920
Accounts receivable	19,135	30,601
Inventories:
Raw materials	27,855	32,123
Work in process	720	465
Finished goods	4,408	694

Total inventories	32,983	33,282
Prepaid expenses and other current assets	928	1,194
Prepaid and deferred income taxes	3,387	2,805

Total current assets	101,147	122,802

Property and equipment, net	37,794	25,293
Other assets.	17,444	6,051

TOTAL ASSETS	$156,385	$154,146

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$409	$434
Accounts payable	3,732	12,725
Accrued compensation expense	3,342	4,554
Other accrued expenses	7,173	5,113
Accrued income taxes	1	1,499

Total current liabilities	14,657	24,325
Long-term liabilities:
Borrowings under lines of credit	--	375
Long-term debt and capital leases	4,419	4,566

Total long-term liabilities	4,419	4,941
Shareholders' equity:
Common shares	2,808	2,655
Additional paid-in capital.	111,463	99,801
Retained earnings	23,038	22,424

Total shareholders' equity	137,309	124,880

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$156,385	$154,146

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
In thousands, except per share data	2001	2000	2001	2000

Net sales	$25,794	$39,271	$60,650	$74,235
Cost of goods sold	22,225	27,613	46,476	51,449

Gross margin	3,569	11,658	14,174	22,786
Operating expenses:
Research, development and engineering	2,832	2,407	5,172	4,973
Selling, general and administrative	4,505	4,487	8,954	8,663

	7,337	6,894	14,126	13,636

Income (loss) from operations	(3,768)	4,764	48	9,150
Interest income (expense)	384	(396)	968	(825)

Income (loss) before income taxes	(3,384)	4,368	1,016	8,325
Provision (benefit) for income taxes	(1,337)	1,748	402	3,331

Net income (loss)	$(2,047)	$2,620	$614	4,994

Basic earnings (loss) per share	$(0.10)	$0.18	$0.03	$ 0.34

Diluted earnings (loss) per share	$(0.10)	$0.17	$0.03	$ 0.32

Weighted average common shares-outstanding
Basic	21,376	14,741	21,178	14,742

Diluted	21,376	15,625	21,348	15,625

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
In thousands	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$614	$4,994
Adjustments to reconcile net income to net cash (used for) provided by operating activities-
Depreciation and amortization	1,509	870
Loss on disposals of property and equipment	11	--
Deferred income taxes	336	(1,115)
Stock compensation expense	656	1,449
Working capital changes
Accounts receivable	17,009	(3,699)
Inventories	543	(5,672)
Prepaid expenses and other current assets	271	(683)
Accounts payable, other accrued expenses and accrued income taxes	(10,359)	6,679
Accrued compensation expense	(4,767)	3,378

Net cash provided by operating activities	5,823	6,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,826)	(2,386)
Acquisition of businesses, net of cash acquired	(3,224)	--
Proceeds from sale of property and equipment	3	14

Net cash used for investing activities	(17,047)	(2,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	(60)	75
Repayments under lines of credit	(375)	(3,012)
Repayment of long-term debt and capital leases	(172)	(1,047)
Proceeds from stock options and stock purchases	1,625	1,520

Net cash used for financing activities	1,018	(2,464)

Net (decrease) increase in cash	(10,206)	$1,365
Cash and cash equivalents at beginning of period	54,920	299

Cash and cash equivalents at end of period	$44,714	$1,664

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$1,075	$2,981
Interest paid	130	834
Supplemental Disclosure of Non Cash Investing and Financing Activities
Common shares issued in connection with acquisitions	$9,533	$--
Capital lease obligation incurred for lease of new equipment	--	3

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of PECO II, Inc. (the "Company") and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Annual Report on Form 10-K.

This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to the statements under "Forward Looking Statements" and other sections in the Company's Form 10-K filed with the Securities and Exchange Commission and press releases.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.

2. Acquisition

On June 6, 2001 the Company acquired all of the common stock of Thornton Communications Co., Inc. of Bristol, Tennessee, a telecommunications provider of contract and engineering, furnishing and installation services for approximately $13 million, of which $3.4 million was cash and the remaining consideration was 886,000 shares of the Company's common stock at $10.76 per share. Acquired intangible assets of $3.4 million are being amortized over the estimated useful lives. The investment in excess of the fair market of assets purchased of approximately $9 million is being amortized over 15 years.

PECO II, INC.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales declined to $25.8 million and $60.7 million, respectively, for the three and six months ended June 30, 2001, a decrease of $13.5 million, or 34%, and $13.6 million, or 18%, respectively, compared to the corresponding prior year periods. This decrease was primarily due to decreased demand for power systems, power distribution equipment and systems integration, offset partially by increased demand for engineering and installation services. As of June 30, 2001, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $17.6 million, a 27% decline from $24.2 million at December 31, 2000.

Gross margins were $3.6 million and $14.2 million, respectively, for the quarter and six months ended June 30, 2001, as compared to $11.7 million and $22.8 million, respectively, for the quarter and six months ended June 30, 2000. Gross margin as a percentage of net sales declined to 13.8% and 23.4% respectively, for the three months and six months ended June 30, 2001 compared to 29.7% and 30.7%, respectively, for the comparable prior year periods. The margin percentage was lower in 2001, due primarily to unabsorbed overhead costs attributable to lower volume and incremental costs related to the 144,000 square foot addition in Galion coming into production.

Research, development and engineering expense increased to $2.8 million and $5.2 million, respectively, for the quarter and six months ended a June 30, 2001, from $2.4 million and $5.0 million, respectively, for the quarter and six months ended June 30, 2000. The increase relates to the continued development of new products. As a percentage of net sales, research, development and engineering expense was 11% and 8.5%, respectively, for the three months and six months ended June 30, 2001 compared to 6.1% and 6.7%, respectively, in the comparable prior year periods.

Selling, general and administrative expense was $4.5 million and $9.0 million, respectively, for the quarter and six months ended June 30, 2001, from $4.5 million and $8.7 million, respectively, for the quarter and the six months ended June 30, 2000. The increase resulted from an expansion of our international and field sales forces, the addition of administrative staff throughout 2000 and the first quarter of 2001 and amortization cost related to the Thornton Communications acquisition. The increase was offset partially by higher stock compensation costs of $0.4 million and $0.6 million, respectively, in the quarter and first six months of the prior year periods. As a percentage of net sales, selling, general and administrative expense was 17.5% and 14.8%, respectively, for the three and six months ended in June 20, 2001 compared to 11.4% and 11.7%, respectively, in the comparable prior year periods.

Net interest income was $0.4 million and $1.0 million, respectively, in the three and six months ended June 30, 2001 compared to interest expense of $0.4 million and $0.8 million, respectively, in the comparable prior year periods. The increase in interest income in the current quarter and six months ended in 2001 was due to investment income of our funds received from the August 2000 initial public offering and reduced levels of debt.

In the first half of 2001, our effective income tax rate declined marginally to 39.6% from 40.0% in the comparable prior year period.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures and investments, including strategic acquisitions. In August 2000 we completed an initial public offering of 5.75 million shares of common stock at $15 per share, generating net proceeds of approximately $78.3 million. A portion of these proceeds was used to repay bank indebtedness. At June 30, 2001 cash invested in marketable securities approximated $44.5 million.

PECO II, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Cont.)

Working capital was $86.5 million at June 30, 2001 compared to $98.5 million at December 31, 2000. The current ratio was 6.9 to 1 at June 30, 2001 compared to 5.0 to 1 at December 31, 2000. As we return to growth, our working capital needs will increase. Our investment in inventories and accounts receivables was $52.1 million at June 30, 2001 and $63.9 million at December 31, 2000. Our capital expenditures were $13.8 million for the six months ended June 30, 2001 principally related to the opening of a new regional operating center in Aurora, Colorado. We have recently reduced our budgeted $25 million in 2001 in connection with capital expenditures principally related to new and expanded regional operating centers to $20 million due to the lower business volume.

In June 2001 we acquired Thornton Communications Co., Inc., a telecommunications provider of contract and engineering, furnishing and installation services, for 886,000 common shares and $3.4 million in cash.

Cash flows generated from operating activities for the first half of 2001 declined slightly to $5.8 million in comparison with the prior year first half, due primarily to lower levels of accounts receivable resulting from improved collections and a decline in sales volume from the fourth quarter of 2000, offset by lower operating margins, and a decrease in payables and accrued expenses due to the lower business level.

As of June 30, 2001, there were no borrowings on our unsecured $20 million loan agreement. At June 30, 2001, we complied with the covenants under the borrowing agreement.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

We will continue to spend amounts of capital on property and equipment related to the expansion of our corporate headquarters, regional operating centers, and equipment and research, development and engineering costs to support our growth. In addition we will expand cash funds to acquire selective strategic acquisitions to increase our product and service offerings.

We believe that cash and cash equivalents on hand, anticipated cash flow from operations and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 24 months.

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The statements are effective for the Company on January 1, 2002. These statements will result in modifications relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company will cease goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, will be subjected to new impairment testing criteria. Other than the cessation of intangible asset amortization, the Company has not had ample time to evaluate the impact of adoption on the Company's financial statements.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. The Company is currently not involved in any derivative or hedging activities.

PECO II, INC.

ITEM 3.       Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of June 30, 2001. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility. If interest rates were to increase 100 basis points (1%) from June 30, 2001 rates, and assuming no changes in long-term debt from the June 30, 2001 levels, the additional annual expense to us would be immaterial to our results of operations. We currently do not hedge our exposure to floating interest rate risk.

PART II. OTHER INFORMATION

ITEM 2(c)         Recent Sales of Unregistered Securities

      During the first half of 2001, we sold unregistered securities in the amount, at the times and for the aggregate amount of consideration as listed below. The securities were sold to purchasers directly by us and the sales did not involve any underwriter.

      From January 1, 2001 to June 30, 2001, certain of our employees and directors exercised options to purchase 212,800 common shares for an aggregate consideration of $641,321. The options exercised were issued under compensatory benefit plans in a transaction exempt under Section 4(2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933.

      Of the 212,800 common shares issued to employees from January 1, 2001 to June 30, 2001 from the exercise of options, options to purchase 54,750 common shares were granted on July 8, 1996; options to purchase 23,600 common shares were granted on July 14, 1997; options to purchase 3,750 common shares were granted in May 18, 1998; options to purchase 14,650 common shares were granted on July 13, 1998; options to purchase 24,750 common shares were granted on October 9, 1998; options to purchase 8,750 common shares were granted on November 16, 1998; options to purchase 5,650 common shares were granted on December 21, 1998; options to purchase 8,750 common shares were granted on January 18, 1999; options to purchase 5,250 common shares were granted on February 15, 1999; options to purchase 7,000 common shares were granted on March 8, 1999; options to purchase 8,750 common shares were granted on March 22, 1999; options to purchase 17,150 common shares were granted on July 22, 1999; options to purchase 5,000 common shares were granted on September 13, 1999; options to purchase 2,000 common shares were granted on December 20, 1999; options to purchase 3,000 common shares were granted on December 22, 1999; and options to purchase 20,000 common shares were granted on February 7, 2000.

      We completed the acquisition of Thornton Communications Co., Inc. on June 6, 2001. On that date, we issued 886,000 common shares to Bruce L. Thornton at an aggregate value of $9,533,360 as partial consideration for the acquisition. These securities were issued in a transaction not involving a public offering and are exempt from registration under Section 4(2) of the Securities Act.

ITEM 2(d)         Use of Proceeds

      On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through June 30, 2001, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $3.4 million was used in connection with the acquisition of Thornton Communications and $18.3 million was used for capital expenditures, including the purchase of the Denver regional operating center in February 2000. The remaining net proceeds has been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. Government.

PECO II, INC.

PART II. OTHER INFORMATION (Cont.)

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our Annual Meeting of Shareholders was held on April 26, 2001. The following actions were taken at the meeting:

Election of Directors

	For	Withheld
Trygve Ivesdal	18,282,123	576,764
Eugene Smith	18,803,527	55,360

     Approval of the 2000 Employee Stock Purchase Plan

For	Against	Abstain
18,435,518	122,679	300,690

ITEM 6(a)      Exhibits

                        None

ITEM 6(b)      Reports on Form 8-K

                         No current reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, INC.

Date: August 1, 2001
By: /S/ JOHN C. MAAG John C. Maag Chief Financial Officer And Authorized Officer