Form 10-Q
period 2001-09-30
PECO II INC
filed 2001-11-05
CIK 845072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001

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

YES        X        NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 12, 2001
Common Shares, without par value	21,798,616

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.             Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
In thousands	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,063	$54,920
Accounts receivable	14,682	30,601
Inventories:
Raw materials	24,499	32,123
Work in process	1,390	465
Finished goods	4,905	694

Total inventories	30,794	33,282
Prepaid expenses and other current assets	1,433	1,194
Prepaid and deferred income taxes	5,912	2,805

Total current assets	98,884	122,802

Property and equipment, net	39,123	25,293
Other assets	18,794	6,051

TOTAL ASSETS	$156,801	$154,146

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$613	$434
Accounts payable	4,903	12,725
Accrued compensation expense	3,064	4,554
Other accrued expenses	5,370	5,113
Accrued income taxes	230	1,499

Total current liabilities	14,180	24,325
Long-term liabilities:
Borrowings under lines of credit	—	375
Long-term debt and capital leases	10,519	4,566

Total long-term liabilities	10,519	4,941
Shareholders' equity:
Common shares	2,816	2,655
Additional paid-in capital	111,583	99,801
Retained earnings	19,324	22,424
Treasury shares, at cost	(1,621)	—

Total shareholders' equity	132,102	124,880

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$156,801	$154,146

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands, except per share data	2001	2000	2001	2000

Net sales	$23,110	$40,065	$83,760	$114,300
Cost of goods sold	21,317	27,984	67,793	79,433

Gross margin	1,793	12,081	15,967	34,867
Operating expenses:
Research, development and engineering	3,217	2,339	8,389	7,312
Selling, general and administrative	4,921	4,334	13,875	12,997

	8,138	6,673	22,264	20,309

Income (loss) from operations	(6,345)	5,408	(6,297)	14,558
Interest income (expense)	206	50	1,174	(775)

Income (loss) before income taxes	(6,139)	5,458	(5,123)	13,783
Provision (benefit) for income taxes	(2,425)	2,237	(2,023)	5,568

Net income (loss)	$(3,714)	$3,221	$(3,100)	$8,215

Basic earnings (loss) per share	$(0.17)	$0.18	$(0.14)	$0.53

Diluted earnings (loss) per share	$(0.17)	$0.17	$(0.14)	$0.49

Weighted average common shares-outstanding
Basic	22,131	17,552	21,381	15,624

Diluted	22,131	18,618	21,381	16,763

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
In thousands	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$(3,100)	$8,215
Adjustments to reconcile net income to net cash (used for) provided by operating activities-
Depreciation and amortization	2,672	1,382
Loss (gain) on disposals of property and equipment	18	(12)
Deferred income taxes	(2,084)	(1,019)
Stock compensation expense	662	3,730
Working capital changes
Accounts receivable	21,462	(8,028)
Inventories	2,732	(11,256)
Prepaid expenses and other current assets	(85)	(670)
Accounts payable, other accrued expenses and accrued income taxes	(13,762)	11,952
Accrued compensation expense	(2,044)	(343)

Net cash provided by operating activities	6,471	3,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,007)	(4,688)
Acquisition of businesses, net of cash acquired	(5,055)	—
Proceeds from sale of property and equipment	3	36

Net cash used by investing activities	(21,059)	(4,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	(5)	161
Repayments under lines of credit	(375)	(8,029)
Borrowings of long-term debt	6,351	—
Repayment of long-term debt and capital leases	(368)	(9,804)
Public sale of common shares	—	78,576
Purchase of treasury shares	(1,642)	—
Proceeds from stock options and stock purchases	1,770	2,573

Net cash provided by financing activities	5,731	63,477

Net (decrease) increase in cash	(8,857)	62,776
Cash and cash equivalents at beginning of period	54,920	299

Cash and cash equivalents at end of period	$46,063	$63,075

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$1,075	$6,320
Interest paid	241	1,106
Supplemental Disclosure of Non Cash Investing and Financing Activities
Common shares issued in connection with acquisition	$9,533	—
Capital lease obligation incurred for lease of new equipment	—	3

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. It is suggested that these condensed statements be read in conjunction with the Company's most recent Annual Report on Form 10-K.

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

2. Acquisitions

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

On August 7, 2001 the Company acquired the assets of JNB Communications Inc., a South Carolina-based provider of telecommunications installation services for $1.8 million in cash. The investment in excess of the fair market value of assets purchased of approximately $1.8 million is being amortized over 15 years.

3. Long Term Debt

On August 8, 2001 the Company entered into adjustable rate demand, industrial development revenue bonds for $6.5 million from the County of Arapahoe, Colorado. The $2 million Series A Bonds mature in 2017 and bear interest at 2.6% at September 30, 2001. The $4.5 million Series B Bonds, mature in 2021 and bear interest at 2.76% at September 30, 2001.

4. Treasury Shares

In September 2001 the Board of Directors authorized the repurchase of up to 1 million shares of PECO II's common shares in the open market or in private transactions. Repurchased shares are being used for the issuance of shares in connection with the employee stock option and stock purchase plans. To date we have purchased 408,000 shares at a cost of $1.64 million.

PECO II, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales declined to $23.1 million and $83.8 million, respectively, for the three and nine months ended September 30, 2001, a decrease of $17.0 million, or 42%, and $30.5 million, or 27%, respectively, compared to the corresponding prior year periods. This decrease was primarily due to decreased demand for power systems, power distribution equipment and systems integration, offset partially by increased demand for engineering and installation services. As of September 30, 2001, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $17.6 million, a 27% decline from $24.2 million at December 31, 2000.

Gross margins were $1.8 million and $16.0 million, respectively, for the quarter and nine months ended September 30, 2001, as compared to $12.1 million and $34.9 million, respectively, for the quarter and nine months ended September 30, 2000. Gross margin as a percentage of net sales declined to 7.8% and 19.1% respectively, for the three months and nine months ended September 30, 2001 compared to 30.2% and 30.5%, respectively, for the comparable prior year periods. The margin percentage was lower in 2001, due primarily to unabsorbed overhead costs attributable to lower volume and incremental costs related to the 144,000 square foot addition in Galion coming into production.

Research, development and engineering expense increased to $3.2 million and $8.4 million, respectively, for the quarter and nine months ended a September 30, 2001, from $2.3 million and $7.3 million, respectively, for the quarter and nine months ended September 30, 2000. The increase relates to the continued development of new products. As a percentage of net sales, research, development and engineering expense was 13.9% and 10.0%, respectively, for the three months and nine months ended September 30, 2001 compared to 5.8% and 6.4%, respectively, in the comparable prior year periods.

Selling, general and administrative expense was $4.9 million and $13.9 million, respectively, for the quarter and nine months ended September 30, 2001, from $4.3 million and $13.0 million, respectively, for the quarter and the nine months ended September 30, 2000. The increase resulted from an expansion of our international and field sales forces, the addition of administrative staff throughout 2000 and the first quarter of 2001 and amortization costs related to acquisitions. The increase was offset partially by higher stock compensation costs of $0.4 million and $0.6 million, respectively, in the quarter and first nine months of the prior year periods. As a percentage of net sales, selling, general and administrative expense was 21.3% and 16.6%, respectively, for the three and nine months ended in September 30, 2001 compared to 10.8% and 11.4%, respectively, in the comparable prior year periods.

Net interest income was $0.2 million and $1.2 million, respectively, in the three and nine months ended September 30, 2001 compared to net interest income (expense) of $0.1 million and $(0.8) million, respectively, in the comparable prior year periods. The increase in interest income in the current quarter and nine months ended in 2001 was due to investment income of our funds received from the August 2000 initial public offering and reduced levels of debt.

In the first nine months of 2001, our effective provision (benefit) income tax rate was (39.5%) compared to 40.4% in the comparable prior year period.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures and strategic acquisitions. In August 2000 we completed an initial public offering of 5.75 million common shares at $15 per share, generating net proceeds of approximately $78.3 million. A portion of these proceeds was used to repay bank indebtedness. At September 30, 2001 cash invested in marketable securities approximated $42.7 million.

PECO II, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Working capital was $84.7 million at September 30, 2001 compared to $98.5 million at December 31, 2000. The current ratio was 7.0 to 1 at September 30, 2001 compared to 5.0 to 1 at December 31, 2000. Our investment in inventories and accounts receivables was $45.4 million at September 30, 2001 and $63.9 million at December 31, 2000. Our capital expenditures were $16.0 million for the nine months ended September 30, 2001 principally related to the opening of a new regional operating center in Aurora, Colorado. We have reduced our budgeted capital expenditures in 2001 that was principally related to new and expanded regional operating centers, from $25 million to $19 million due to the lower business volume.

In June 2001 we acquired Thornton Communications Co., Inc., a telecommunications provider of contract and engineering, furnishing and installation services, for 886,000 common shares and $3.4 million in cash, and in August 2001 we acquired the assets of JNB Communications Inc., a telecommunications service provider for $1.8 million in cash.

Cash flows generated from operating activities for the first nine months of 2001 improved slightly to $6.5 million in comparison with the prior year nine months ended, due primarily to lower levels of accounts receivable resulting from improved collections and a decline in sales volume from the fourth quarter of 2000, offset by lower operating margins, and a decrease in payables and accrued expenses due to the lower business level.

In August 2001 we entered into adjustable rate demand, industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado. The $2 million Series A Bonds bear interest at 2.6% at September 30, 2001. The $4.5 million Series B Bonds bear interest at 2.78% at September 30, 2001.

As of September 30, 2001, there were no borrowings on our unsecured $20 million loan agreement. At September 30, 2001, we complied with or obtained waivers for the covenants under the borrowing agreement.

In September 2001 the Board Of Directors authorized the repurchase of up to 1 million of our common shares in the open market or in private transactions. At September 30, 2001 we had purchased 408,000 shares at a cost of $1.64 million.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The statements are effective for us on January 1, 2002. These statements will result in modifications relative to our accounting for goodwill and other intangible assets. Specifically, we will cease goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, will be subjected to new impairment testing criteria. Other than the cessation of

PECO II, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

intangible asset amortization, we have not had ample time to evaluate the impact of adoption on the our financial statements. The current annual run rate of amortization expense approximates $1.3 million.

ITEM 3.	Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of September 30, 2001. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility. If interest rates were to increase 100 basis points (1%) from September 30, 2001 rates, and assuming no changes in long-term debt from the September 30, 2001 levels, the additional annual expense to us would be immaterial to our results of operations. We currently do not hedge our exposure to floating interest rate risk.

PART II. OTHER INFORMATION

ITEM 2(c)	Recent Sales of Unregistered Securities

        During the third quarter of 2001, we sold unregistered securities in the amount, at the times and for the aggregate amount of consideration as listed below. The securities were sold to purchasers directly by us and the sales did not involve any underwriter.

        From July 1, 2001 to September 30, 2001, certain of our employees and directors exercised options to purchase 71,200 common shares for an aggregate consideration of $482,860. The options exercised were issued under compensatory benefit plans in a transaction exempt under Section 4(2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933.

        Of the 71,200 common shares issued to employees from July 1, 2001 to September 30, 2001 from the exercise of options, options to purchase 10,000 common shares were granted on July 8, 1996; options to purchase 8,250 common shares were granted on July 14, 1997; options to purchase 25,400 common shares were granted on July 13, 1998; options to purchase 3,250 common shares were granted on October 9, 1998; options to purchase 2,250 common shares were granted on June 1, 1999; options to purchase 700 common shares were granted on June 28, 1999; options to purchase 20,750 common shares were granted on July 22, 1999; and options to purchase 600 common shares were granted on September 13, 1999.

ITEM 2(d)	Use of Proceeds

        On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through September 30, 2001, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $14.0 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2000 which is being financed through industrial development bonds, and the remainder for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

PECO II, INC.

PART II. OTHER INFORMATION (Cont.)

ITEM 6(a)	Exhibits

	10.1.1	Loan Agreement, dated August 8, 2001, between PECO II, Inc. and County of Arapahoe, Colorado

	10.1.2	Bond Purchase Agreement, dated August 8, 2001, County of Arapahoe

	10.1.3	Trust Indenture August 8, 2001 between The Huntington National Bank and County of Arapahoe, Colorado

	10.1.4	Reimbursement Agreement, dated August 8, 2001 between PECO II, Inc. and The Huntington National Bank

ITEM 6(b)	Reports on Form 8-K

No current reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, INC.

Date: November 2, 2001	By:	/S/ JOHN C. MAAG
John C. Maag
Chief Financial Officer
And Authorized Officer