Form 10-K
period 2001-12-31
PECO II INC
filed 2002-03-15
CIK 845072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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

Common Shares, without par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The number of common shares outstanding of the registrant, as of February 1, 2002, was 21,852,330 common shares. The aggregate market value on February 1, 2002 of the common shares held by non-affiliates of the registrant was approximately $74 million (computed using the closing price of $5.00 per common share as reported by Nasdaq) based on the assumption that directors and executive officers are affiliates.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III hereof. Except as otherwise stated the information contained in this Form 10-K is as of December 31, 2001.

PART I

ITEM I - BUSINESS

PECO II, Inc. was organized in 1988 for the purpose of acquiring the assets of ITT’s communications power product business. ITT and its predecessors had been designing and manufacturing communications power systems since 1934. In August 2000, we completed an initial public offering of 5,750,000 of our common shares, resulting in net proceeds to us of $78.3 million. We have made two strategic acquisitions in 2001 to expand our engineering and installation (E&I) services. In June 2001, we acquired Thornton Communications and in August 2001, we acquired JNB Communications. Our corporate offices are located at 1376 State Route 598, Galion, Ohio 44833, and our telephone number is (419) 468-7600.

We provide E&I on-site services and design, manufacture and market communications power systems and equipment and offer systems integration products to the communications industry. The products we offer include power systems, power distribution equipment and systems integration products and related services. Our E&I on-site services include engineering and installation management, power monitoring systems, applications software, and customized products to meet customer needs. Our power systems provide a primary supply of power to support the infrastructure of communications service providers including local exchange carriers, long distance carriers, wireless service providers, Internet service providers and broadband access providers. Our power distribution equipment directs this power to specific customer communications equipment. Our systems integration business provides complete built-to-order communications systems assembled pursuant to customer specifications.

Market Overview

During 2001, the communications industry experienced a downturn as a result of industry overcapacity, lower than expected demand, and the excessive debt levels carried by many telecommunications companies. In addition, a global economic recession has further stalled industry performance, leading to reduced capital expenditures and other cost cutting measures by many of our communications industry customers. As a result of the industry downturn and general economic conditions, our operating results during 2001 were adversely affected. If industry and economic conditions do not improve, or if these conditions worsen, we may continue to experience adverse effects on our business, operating results and financial condition.

Prior to the industry downturn discussed above, the communications industry had experienced rapid change as deregulation and privatization fueled competition and fostered the entry of new competitors. In addition, advances in technology allowed communications service providers to offer a more varied range of services. In particular, increasing Internet usage, the emerging demand for broadband services and the increasing demand for wireless services contributed to the growth in the communications industry. These technological advances required the continued deployment of new infrastructure, significant upgrades to existing systems and the continued development of higher performance equipment to meet the demands of these newly upgraded systems and the customers who utilize them.

Historically, communications power equipment and services were required by a limited number of telephony service providers. As a result of the changes in the communications industry, however, highly reliable power equipment is now used by a wide variety of existing and emerging service providers, including:

•	incumbent local exchange carriers, or ILECs, which provided local telephone service on an exclusive basis prior to deregulation, and include independent local exchange carriers and regional bell operating companies, or RBOCs;

•	competitive local exchange carriers, or CLECs, which, since deregulation, compete with ILECs to provide local communications service and include broadband service providers that offer a package of communications services;

•	long distance telephone service providers;

•	Internet service providers that offer access to the Internet;

•	backbone providers with high-bandwidth networks capable of transmitting a wide range of frequencies that other service providers use to transport voice, video and data;

•	wireless service providers, including cellular service providers, personal communications services, or PCS, companies, paging operators and specialized mobile radio operators that offer wireless communications services similar to cellular; and

•	consortium service providers that offer network management, billing and settlement services to other service providers.

These service providers were, until the recent industry downturn, making substantial capital expenditures on communications power equipment to build, upgrade and maintain their networks. While we believe that these service providers will again resume substantial capital expenditures in the long term, we cannot assure you as to when they will do so or if such expenditures will reach prior levels of capital expenditures.

Our Business Strategy

Our objective is to capitalize on the growth in the global market for communications power equipment by increasing our market share and expanding the services and products we offer. Key elements of our strategy include:

• Establish Network of Local Service Centers. We intend to open several local service centers over the next few years in order to be closer to our increasingly geographically diverse customer base and to be positioned in the major centers of the communications industry. Service providers demand rapid response from their equipment suppliers. Being close to our customers helps us to serve them more efficiently and quickly. This is particularly true with our E&I on-site service business, but it is also important for our power systems. We believe having the capability to provide installation services locally is important for our continued expansion. In addition to our two operational centers in Galion, Ohio; and Nashua, New Hampshire; we have local service centers in Bristol, Tennessee; Atlanta, Georgia; Dallas, Texas; and Denver, Colorado.

• Expand Service Capabilities. We intend to put additional resources into our service capabilities, which include monitoring services and software, training and engineering and installation management. We believe there exists a significant opportunity for us to take on several of the monitoring and service functions traditionally maintained in-house by our customers.

• Invest in Product Line Expansion. We continue to make significant investments in research and development in order to meet the changing needs of our customers. Our new product development focuses on improving existing products and developing or employing new high technology products to address the needs of our customers. In 2001, we developed several new products, including the 163 Power System, a self-contained modular plug and play, expandable, digital power and distribution solution designed to meet required industry standards.

• Pursue International Growth Opportunities. Historically, our revenue derived from international activities has not been significant. In 2001 we formed TGS Mexico to address opportunities in Central America. We anticipate additional opportunities overseas as several of our largest customers have announced an intention to expand into various international markets.

• Pursue Selective Strategic Acquisitions. We will continue to selectively pursue acquisitions, which can extend our geographic reach, expand our customer base in the communications sector or increase the breadth of our product and service offerings.

Our Products and Services

We provide engineering and installation on-site services and manufacture power systems, power distribution equipment and systems integration products. Sales of our products and services for the past three years were as follows:

	Year Ended December 31,

	2001	2000	1999
	(In millions)
Power systems	$46.9	$87.4	$53.2
Power distribution equipment	21.7	49.1	19.9
Engineering and installation services	35.5	8.5	4.1
Systems integration products	2.6	11.5	14.8

	$106.7	$156.5	$92.0

Power Systems. Our approach to designing power systems is to draw from our broad range of power equipment products in order to custom design fully integrated power systems which meet the configuration requirements of our customers. A typical power system continuously isolates the end-use equipment from voltage fluctuations, frequency variations and electrical noise inherent in utility supplied electrical power and, if this power is interrupted, provides clean, stable, backup direct current, or DC power. Our line of high quality power products, which range in price from several hundred dollars to over $100,000, incorporates leading technologies and includes the following products, which are often combined to configure a complete power system:

Product Category

	Purpose	Range of Products
Power Plants	Manage, monitor, protect, distribute and store energy in rechargeable batteries to be used in the event of an alternating current, or AC, input failure.
Over 16 models engineered for use in a wide number of applications, including central office, cellular, fiber optic, microwave carrier systems, mobile radio, private branch exchanges, local and wide area networks and Internet systems. Capacities range from 3 to 10,000 Amperes.

Rectifiers	Convert incoming AC power to DC power.	Over 18 models including rectifiers designed for larger applications as well as compact “hot swappable” modular switchmode rectifiers designed to be added or replaced without powering down the system.

Power distribution equipment	Directs or distributes power from a centralized power plant to various loads or end uses.
We offer a wide range of products ranging from large battery distribution fuse boards, which provide intermediate distribution in applications where large power feeds from a power plant need to be split into smaller distributions, to smaller distribution circuits cabled directly to the load. The family includes several products designed specifically for the co-location market.

Converters	Convert one DC voltage to one or more different DC voltages.	Over nine models providing DC output voltages ranging from 12V to 130V converted from DC input voltages of 24 and 48 VDC.

Converter plants	Manage, monitor, protect and distribute various DC voltages from an integrated converter system.	Over six-system models available utilizing modular converter that provide 48V-12V, 24V-48V, 48V-24V and 48V-130V conversions.

Inverters	Convert power from a DC to AC power suitable for end-use applications.	Over 15 models, including 1,000 watt to 15,000-watt modular “hot swappable” and “redundant” systems and 500 watt to 40,000 watt fixed capacity inverters.

Ringing systems	Generate tones and ringing power from a DC plant.	Over seven models for a variety of applications, which need redundant ring and tone power.

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

Engineering and Installation. We offer a broad range of services that complement our product offerings. Through our E&I management services we design, manufacture and install power systems to meet a customer’s specific needs. The acquisitions of Thornton Communications provides added E&I experience with switching and transmission equipment. We believe that we offer one of the best product support programs in the industry, including:

•	contract engineering, installation, and turnkey E&I project services;

•	on-site repair by field service technicians, as well as quick turnaround for off-site repairs;

•	supply of new or refurbished equipment for use during product repairs or in the event of unexpected requirements;

•	24 hour, on-call service every day of the year;

•	customer training at the project site or our regional operational and service facilities to help our customers use our products in the most efficient manner;

•	preventative maintenance program assistance; and

•	a two-year warranty on all of our products.

As a complement to our line of standard power products, we offer power equipment monitoring systems including the MACS™ family of monitor, alarm and control systems. These systems allow customers to monitor and control their power systems from a remote location. The newest member of the family is the NetMACS™, which is delivered to the customer network-ready and features embedded web pages that may be accessed by a standard web browser. Our PowerPro™ site data and management and monitoring system software provides the customer with a comprehensive data base of its equipment and allows the user to collect data from sites equipped with remote monitors. The PowerPro software is used by customers to provide real-time readings of equipment in the field, and allows the customer to better manage its infrastructure.

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

Marketing and Sales

In 2001, approximately 95% of our domestic sales were made through our nationwide sales force. The remainder of our domestic sales were made to contractors hired to provide their customers with turnkey power plants and to distributors providing warehouse functions for some of our largest customers. Our domestic sales efforts are divided among 11 regional territories covering the entire United States. Our international sales efforts are primarily managed through distributors and resellers. In 2001, approximately 1% of our total sales came from international customers. As of December 31, 2001, our sales and marketing force consisted of a total of 66 employees worldwide.

Our sales force and service delivery organization is deployed geographically across the United States. They work in teams to serve targeted key national customers and global customers. The key customers are served locally while managed on a coordinated national basis. We believe this allows us to better address the strategic demands of the customer which provides us with an advantage over many of our competitors.

In order to sell equipment to a service provider in the regulated communications industry, it is often necessary to be an approved vendor to that service provider. A service provider typically has two or three approved vendors for the types of products we sell. Our sales efforts are directed toward expanding the products and services we provide to our existing customers as well as seeking approved vendor status from additional service providers.

Our marketing effort focuses on enhancing market awareness of our products through industry trade shows, sales presentations, brochures, CD-ROM catalogs, an informative web site and advertisements in communications industry publications. We also provide customer and contractor training both on-site and at our Galion and Worthington, Ohio, and Bristol, Tennessee facilities, which we believe, helps us to generate customer loyalty and maintain close customer relationships. We believe our reputation for quality, service, technological innovation and fulfilling our customer’s unique needs gives us an opportunity to further build and enhance our brand recognition.

Customers

Our customers include regional bell operating companies, local exchange carriers, wireless service providers, Internet service providers, broadband service providers, private network operators, distributors, contractors and other service providers. In 2001 and 2000, our top ten customers accounted for 77% and 75% of our net sales, respectively. In 2001, three customers, Sprint, Nextel, and Level 3 Communications, accounted for 29%, 15%, and 10% of our net sales, respectively.

Substantially all of our customer contracts simply provide a framework for subsequent purchase orders and set the price of our products and services. They do not obligate a customer to purchase any amount of our products or services. These contracts typically have a term of one to two years and are not automatically renewable by their terms.

Backlog

As of December 31, 2001, the unshipped customer backlog totaled $10.5 million, compared to $24.2 million as of December 31, 2000. All of the December 31, 2001 backlog is expected to be shipped in 2002. Customers may cancel orders at any time.

Manufacturing and Quality Control

We strive to deliver our products on time and defect-free, using processes that are designed with employee involvement and focused manufacturing cell principles. Our facilities in Galion, Ohio and Nashua, New Hampshire are ISO 9001 certified for quality assurance in design and manufacturing. Because of our focus on providing customized power systems, many of our products and systems are built-to-order. All of our manufacturing and assembly facilities are linked together by a central information system allowing us to draw upon the collective expertise of our engineering and manufacturing personnel and to more efficiently use our resources. We manufacture the majority of our product line and we currently outsource less than 5% of our product offerings.

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

Quality products and responsiveness to the customer’s needs are critical to our ability to compete successfully. Given their importance, we emphasize quality and reliability in both the design and manufacture of our products. We manufacture and assemble our products primarily at two regional operational centers located in Galion, Ohio and Nashua, New Hampshire. In order to maintain our focus as we expand and penetrate new international markets, we may open operational centers in appropriate locations.

Research, Development and Engineering

We invest significant resources in research and development and applications engineering. In 2001, our research, development and engineering expense was $11.2 million, or 10.5% of net sales; in 2000, it was $9.6 million, or 6.1% of net sales; and in 1999 it was $9.9 million, or 10.8% of net sales. As of December 31, 2001, we had 96 full-time employees in our research, development and engineering department.

Patents and Trademarks

We use a combination of patents, trade secrets, trademarks, copyrights and nondisclosure agreements to protect our proprietary rights. Currently, we have seven patents issued in the United States and three patent applications pending. Of the patents issued, two protect technology related to the development of our valve regulated lead acid battery management system, or VMS, and both expire on May 29, 2016, and two protect technology related to the development of our new rectifier module and expire on October 14, 2017 and January 26, 2018, respectively. The remaining three patents issued protect technology related to our inverter module and expires at various times through the year 2019. We also pursue limited patent protection outside the United States. We do not believe any of our existing or pending patents are material to our business.

We cannot assure that any new patents will be issued, that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties or that the patents of others will not have a material adverse effect on our business and operating results.

We have filed a trademark application with the United States Department of Commerce Patent and Trademark Office for the registration of the trademark ‘‘PECO II.’’ The PECO Energy Company has filed a notice of opposition to our registration of the trademark. In response to PECO Energy’s notice of opposition to our trademark registration, we initiated a cancellation proceeding on one of PECO Energy’s marks. The matter is now before the Trademark Trial and Appeal Board. We have been using the mark ‘‘PECO II’’ for over thirteen years, the products and services we provide are different than those offered by PECO Energy, an electric utility, and we sell to a sophisticated group of customers. Notwithstanding our historic use of the PECO II mark, PECO Energy may institute an action in federal court seeking to prevent our use of the mark PECO II and to obtain damages for trademark infringement. If PECO Energy was successful in preventing our use of the name and mark PECO II, we would incur substantial expenses in order to change our name and develop a new trademark, and would lose substantial goodwill. In addition, a court could award damages and reasonable attorneys’ fees to PECO Energy as part of its relief.

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

Competition

The market for our equipment and service offerings is highly competitive. Competition in the market is based on price, quality, technological capabilities and the ability to respond to customer delivery schedules. We have been able to use our ability to customize systems to meet customer needs to reduce somewhat the effect of pricing pressures on our business. We also invest significantly in research, development and engineering in order to meet the market’s demand for products incorporating latest technology. We have also invested in adding manufacturing capacity and personnel in order to meet customer delivery schedules.

We believe that the trends toward greater demand for communications services, increasing global deregulation and rapid technology advancements, characterized by shortened product lifecycles, will continue to drive competition in our industry for the foreseeable future. These developments have resulted in frequent changes to our group of competitors. In addition, as demand for infrastructure equipment for the communications industry increases, we believe significant competitive factors will include the following:

•	ability to deliver products and systems in a timely manner;

•	ability to meet the growing demand for fully customized power and integrated communications systems;

•	ability to provide products and systems with state of the art technology;

•	ability to provide product independent engineering and installation services; and

•	ability to provide local staging and systems integration products.

We currently face competition primarily from the two largest competitors in our market, Tyco International Ltd. and Marconi Communications.

An additional dimension to the competition we face is the entry of AC power system manufacturers into our market. We manufacture and market DC power systems. DC power has traditionally been used in applications where reliability is paramount. For example, telephone service providers almost exclusively rely on DC power. Historically, DC power system suppliers did not compete with AC power system suppliers. However, as consumers increasingly rely on service providers offering bundled communication services, the demand for reliable DC power has increased. This increase in demand for DC power has caused, and is likely to continue to cause, AC power suppliers to enter into the DC power market. Many of these AC power suppliers have significantly greater financial and other resources than we do.

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

Competition in the market for outsourced systems integration products is based on an ability to respond to customer delivery schedules and price. We believe that our geographic base enables us to be closer to our customers than many of our competitors and assists us in quickly responding to customer demands.

Environmental Matters

We are subject to comprehensive and changing foreign, federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances. We believe that we are in compliance with current environmental requirements. Nevertheless, we use hazardous substances in our operations and as is the case with manufacturers in general, if a release of hazardous substances occur on or from our properties, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

Employees

As of December 31, 2001, we had 1,110 full-time employees. We consider our employee relations to be good. None of our employees is represented by a labor organization. We have not experienced employment related work stoppages.

ITEM 2 - PROPERTIES

The following table sets forth certain information about our principal facilities:

Location	Approximate Square Feet	Uses	Owned/Leased
Galion, Ohio	391,000	Principal executive and corporate office, sales and service office and manufacturing and assembly	Owned
Denver, Colorado	162,000	Engineering and installation services and sales office	Owned
Nashua, New Hampshire	130,000	Sales office and light manufacturing and assembly	Owned
Dallas, Texas	110,000	Engineering and installation services and sales office	Owned

Worthington, Ohio	24,000	Research and development, and training	Owned

Bristol, Tennessee	22,800	Engineering and installation services	Leased

Atlanta, Georgia	14,430	Engineering and installation services	Leased

We also lease sales and service offices in or near the following cities: Arlington, Texas; Kansas City, Kansas; Los Angeles, California; Milwaukee, Wisconsin; Harrisburg, Pennsylvania; and Philadelphia, Pennsylvania. Our Nashua and Dallas facilities were financed with industrial revenue bonds. We believe that we have excess capacity for our current operations and we are attempting to sublease a portion of our facilities in Nashua, Dallas and Denver.

ITEM 3 - LEGAL PROCEEDINGS

The Corporation is a party to several legal proceedings and litigation arising in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, management is of the opinion that the final outcome of these matters should not have a material effect on the corporation’s results of operations or financial position.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 4A - EXECUTIVE OFFICERS

Set forth below is certain information concerning our executive officers:

Name	Age	Position
Matthew P. Smith	48	Chairman and Chief Executive Officer
Allen Jay Cizner	58	President and Chief Operating Officer
John C. Maag	52	Chief Financial Officer
Sandra A. Frankhouse	53	Secretary and Treasurer
Randolph C. Lumb	59	Executive Vice President of Sales and Marketing

The following is a biographical summary of the business experience of our executive officers:

Matthew P. Smith has been employed by PECO II since 1989, and in June 2001 Matt was appointed Chairman of the Board and continues as Chief Executive Officer. He served as our President and Chief Executive Officer since 1998. From 1996 to 1998, he served as Secretary, Treasurer and Executive Vice President. From 1991 to 1998, he served as Secretary and Treasurer, and from 1990 to 1998, Mr. Smith served as Treasurer. Mr. Smith has been one of our directors since 1994. He holds a B.S. in mechanical engineering from Purdue University.

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

Randolph C. Lumb joined PECO II in December 2000 as Executive Vice President of Sales and Marketing. During 2000, Mr. Lumb was Senior Vice President of Sales and Marketing at VCampus Corporation, an electronic learning solutions provider, in Reston, Virginia. From 1997 to 2000, he was Director of Business Development at Keane, Inc., an electronic business and information technology services firm. From 1995-1998, Mr. Lumb was a principal in Infrastructures, Inc., a consulting business. Mr. Lumb holds B.S. and M.S. degrees from Mississippi State University.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares have been traded on the Nasdaq National Market under the symbol “PIII” since our initial public offering on August 18, 2000. The high and low sales prices for our common shares reported on the Nasdaq National Market for each of the quarters since the date of our initial public offering are set forth in the table below:

2001	High	Low
First Quarter	$25.750	$9.750
Second Quarter	$12.440	$6.000
Third Quarter	$8.690	$2.960
Fourth Quarter	$6.440	$3.810
2000 (1)
Third Quarter (2)	$47.500	$19.875
Fourth Quarter	$46.625	$12.000

(1) Our common shares did not trade publicly in the first half of 2000.
(2) From August 17, 2000, the effective date of our initial public offering.

As of February 1, 2002, there were 686 holders of record of our common shares.

We did not pay dividends in 2000 or 2001. We do not currently plan to pay dividends. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our

12 financial condition, operating results, capital requirements and other factors the board of directors deems relevant. Our current loan agreement restricts our ability to pay cash dividends of more than $100,000 in any fiscal year.

Recent Sales of Unregistered Securities

During the fourth quarter of 2001, we sold unregistered securities in the amount, at the times and for the aggregate amount of consideration as listed below. The securities were sold to purchasers directly by us and the sales did not involve any underwriter.

From October 1, 2001 to December 31, 2001, certain of our employees and directors exercised options to purchase 2,500 common shares for an aggregate consideration of $6,550. The options exercised were issued under compensatory benefit plans in a transaction exempt under Section 4(2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933.

Of the 2,500 common shares issued to employees from October 1, 2001 to December 31, 2001 from the exercise of options, options to purchase 750 common shares were granted on July 13, 1998; and options to purchase 1,750 common shares were granted on July 22, 1999.

Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of our common shares.

From the date of receipt of the proceeds through December 31, 2001, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $15.3 million was used for capital expenditures, excluding the purchase of the Denver regional service center in February 2001 which is being financed through industrial revenue bonds, and the remainder for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing investment grade securities or guaranteed obligations of the U.S. government.

ITEM 6 - SELECTED FINANCIAL DATA

This selected data in this section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements. We derived the statement of operations data for the five years ended December 31, 2001 and balance sheet data as of December 31, 2001, 2000, 1999, 1998 and 1997 from the audited financial statements.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)

Net sales	$106,743	$156,548	$92,049	$57,801	$48,340
Cost of goods sold	88,365	109,366	65,671	39,226	32,813

Gross margin	18,378	47,182	26,378	18,575	15,527
Operating expenses:
Research, development and engineering	11,218	9,608	9,919	5,416	4,499
Selling, general and administrative	18,836	17,160	16,557	6,768	5,230

	30,054	26,768	26,476	12,184	9,729

Income (loss) from operations	(11,676)	20,414	(98)	6,391	5,798
Interest income (expense), net	1,300	(164)	(818)	(276)	(276)

Income (loss) before income taxes	(10,376)	20,250	(916)	6,115	5,522
Provision (benefit) for income taxes	(3,695)	8,158	(364)	2,354	2,083

Net income (loss)	$(6,681)	$12,092	$(552)	$3,761	$3,439

Net income (loss) per common share:
Basic	$(0.31)	$0.72	$(0.04)	$0.28	$0.27

Diluted	$(0.31)	$0.68	$(0.04)	$0.25	$0.27

Weighted average number of common shares:
Basic	21,579	16,908	13,900	13,521	12,890
Diluted	21,579	17,876	13,900	14,765	12,890

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Working capital	$81,351	$98,477	$24,329	$10,487	$5,300
Total assets	160,168	154,146	68,798	32,088	22,698
Total long-term liabilities	10,433	4,941	21,194	5,653	1,274
Total shareholders’ equity	128,884	124,880	27,538	15,531	9,611

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the consolidated financial statements and other financial information elsewhere in this Form 10-K.

Overview

We provide E&I on-site services and design, produce, manufacture and market a broad line of power systems and equipment for the communications industry. Our products and services are used by communication access providers in the local exchange, long distance, wireless, Internet and broadband communications markets.

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

Our operating results during 2001 were adversely affected by the downturn in the communications industry and by the global economic recession. In this depressed industry and general economic environment, many of our customers have deferred capital spending, reduced their equipment purchases and announced plans to further reduce their capital expenditures in 2002. As a result, we expect that our future net sales will not grow at rates experienced prior to 2001. If industry or economic conditions do not improve, or if they worsen, we may continue to experience adverse effects on our business, operating results and financial condition.

During 2001, we placed a strong emphasis on growing our engineering and installation services, acquiring Thornton Communications and JNB Communications. Revenues from engineering and installation services have helped to offset the decreased demand for our power systems and power distribution and systems integration products in 2001. In addition to growing our engineering and installation services, we also took actions during 2001 to align operating costs with reduced revenues. We reduced our work force on two separate occasions during the year, and reorganized the company into business teams to streamline our processes, reduce costs and increase efficiencies. We also installed new software to enhance manufacturing planning, scheduling and delivery, and to improve the quality and timing of our new product development. We are continuing to make strategic investments so that when demand returns, which we believe it will, our capacity can move with it while margins remain healthy.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies”, we consider certain accounting policies related to revenue recognition, inventory valuation and impairment of long lived assets to be critical policies due to the estimation processes involved in each. We state these accounting policies on the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

Results of Operations

The following table shows, for the periods indicated, selected items from our consolidated statement of operations, as a percentage of net sales:

	Years Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.8	69.9	71.3

Gross margin	17.2	30.1	28.7
Operating expenses:
Research, development and engineering	10.5	6.1	10.8
Selling, general and administrative	17.6	11.0	18.0

	28.1	17.1	28.8

Income (loss) from operations	(10.9)	13.0	(0.1)
Interest income (expense), net	1.2	(0.1)	(0.9)

Income (loss) before income taxes	(9.7)	12.9	(1.0)
Provision (benefit) for income taxes	(3.4)	5.2	(0.4)

Net income (loss)	(6.3)%	7.7%	(0.6)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales. Net sales declined $49.8 million, or 32%, to $106.7 million for the year ended December 31, 2001 from $156.5 million for the year ended December 31, 2000. This decline was primarily due to, as discussed above, the industry downturn and depressed economic conditions in 2001 which resulted in the decreased demand for power systems, power distribution equipment and systems integration, which was offset partially by increased demand for engineering and installation on-site services, largely due to our acquisitions of Thornton Communications and JNB Communications. As of December 31, 2001, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had declined to $10.5 million from $24.2 million at December 31, 2000.

Gross Margin. Gross margin dollars declined $28.8 million to $18.4 million in 2001 as compared to $47.2 million in 2000. Gross margin as a percentage of net sales declined to 17.2% in 2001 compared to 30.1% in 2000. The margin percentage was lower in 2001 due primarily to unabsorbed overhead costs attributable to lower volume and incremental costs related to the added production facility in Galion in March 2001.

Research, Development and Engineering. Research, development and engineering expense increased to $11.2 million in 2001 from $9.6 million in 2000, representing an increase of $1.6 million. The increase relates to the continued development of new products. As a percentage of net sales, research, development and engineering expense increased to 10.5% in 2001 from 6.1% in 2000.

Selling, General and Administrative. Selling, general and administrative expense increased to $18.8 million in 2001 from $17.2 million in 2000, representing an increase of $1.6 million. The increase resulted from an expansion of our international and field sales forces, the expanding of administrative and sales staffs in our E&I service centers, and amortization costs related to acquisitions. These increases were offset by a $1.0 million decrease in stock compensation expense between years. As a percentage of net sales, selling, general and administrative expense increased to 17.6% in 2001 from 11.0% in 2000.

Interest Income. Interest income, net, was $1.3 million in 2001 compared to net interest expense of $0.2 million in 2000. The increase in interest income, net, in the current year is due primarily to reduced levels of debt, which were paid down from funds received in August 2000 from the initial public offering and interest income from the excess cash proceeds.

Income Taxes. As a result of our operating losses in 2001, our effective benefit income tax rate was 35.6% in 2001 from a provision 40.3% in 2000. The benefit rate was lower in 2001 due to certain states not allowing for net operating loss carryforwards.

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

Selling, General and Administrative. Selling, general and administrative expense increased to $17.2 million in 2000 from $16.6 million in 1999, representing an increase of $0.6 million. The increase resulted from an expansion of our international and field sales forces, an increase in direct selling expenses which are proportionate to sales, and the addition of administrative staff throughout 2000 due to growth at all locations. Total selling, general and administrative head count rose 22% in 2000 to 242 associates. These increases were offset by a $5.0 million decrease in stock compensation expense between years. As a percentage of net sales, selling, general and administrative expense declined to 11.0% in 2000 from 18.0% in 1999.

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

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures, and strategic acquisitions. In August 2000 we completed an initial public offering of 5.75 million common shares at $15.00 per share, generating net proceeds of approximately $78.3 million. A portion of these net proceeds were used to reduce bank indebtedness. At December 31, 2001, readily convertible cash equivalents approximated $37.9 million.

Working capital was $81.4 million at December 31, 2001, which represented a working capital ratio of 4.9 to 1, compared to $98.5 million, or 5.0 to 1, at December 31, 2000. Our investment in inventories and accounts receivables was $43.2 million, $63.9 million and $41.8 million at December 31, 2001, 2000 and 1999, respectively. Our capital expenditures were $17.3 million, $9.1 million and $9.4 million in 2001, 2000 and 1999, respectively. We have reduced our budgeted capital expenditures to $10 million in 2002 due to continuing lower than expected business volume.

Cash flows provided by operating activities were $11.4 million in 2001, an improvement of $10.9 million in comparison with 2000, due primarily to lower levels of accounts receivable resulting from improved collections and a decline in sales volume and inventory declines offset by lower operating margins and a decrease in accounts payable and accrued expenses due to the lower business level.

In August 2001 we entered into adjustable rate industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. The $2 million Series A Bonds bear interest at 1.9% at December 31, 2001. The $4.5 million Series B Bonds bear interest at 2.15% at December 31, 2001.

In September 2001 the Board of Directors authorized the repurchase of up to 1 million of our common shares in the open market or in private transactions. To date we have purchased 408,000 shares at a cost of $1.64 million.

As of December 31, 2001, there were no borrowings on our unsecured $20 million loan agreement. At December 31, 2001, we complied with or obtained waivers for the covenants under the borrowing agreement.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

We will continue to spend amounts of capital on property and equipment related to the expansion of our corporate headquarters, and equipment and research, development and engineering costs to support our growth. In addition we will expend cash funds to acquire selective strategic acquisitions to increase our product and service offerings. Our current credit agreement prohibits us from making any acquisitions without the consent of our lender.

We believe that cash and cash equivalents, anticipated cash flow from operations and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 24 months.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133), ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 was adopted by the Company on January 1, 2001. We did not hold derivative instruments or engage in hedging activities during 2001.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS 141), “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” The statements are effective for us on January 1, 2002. These statements will result in modifications relative to our accounting for goodwill and other intangible assets. Specifically, we will cease goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets including goodwill will be subjected to new impairment testing criteria. Impairment charges, if any, associated with goodwill will have to be recognized by the fourth quarter of 2002. Other than the cessation of intangible asset amortization, we have not determined the impact of adoption on our financial statements. The current annual run rate of amortization expense approximates $1.3 million.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate or foreign currency transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of December 31, 2001 and 2000, respectively.

Our primary interest rate risk exposure results from our revolving loan facility. If interest rates were to increase 100 basis points (1%) from December 31, 2001 rates, and assuming no changes in long-term debt from the December 31, 2001 levels, the additional annual expense to us would be immaterial to our results of operations. We currently do not hedge our exposure to floating interest rate risk.

Forward-Looking Statements

We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Form 10-K includes forward-looking statements relating to our business. Forward-looking statements contained herein or in other statements made by us are made based on our management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

·	general economic, business and market conditions;

·	competition;

·	decreases in spending by our communications industry customers;

·	the loss of a major customer or customers;

·	our ability to identify, consummate and integrate the operations of suitable acquisition targets;

·	the impact of changing global, political and economic conditions;

·	our ability to expand our international operations;

·	our relations with our employees;

·	our ability to meet the high standards of quality and reliability that communications service providers expect from communications equipment suppliers;

·	variability in our operating results;

·	our ability to attract and retain key personnel;

·	our ability to keep up with the rapid technological changes, evolving industry standards, changing customer needs and frequent new equipment and service introductions in the communications industry; and

·	our ability to protect our proprietary information.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PECO II, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of PECO II, Inc.:

We have audited the accompanying consolidated balance sheets of PECO II, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PECO II, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 23, 2002.

PECO II, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	December 31,

	2001	2000
Current Assets:
Cash and cash equivalents	$49,807	$54,920
Accounts receivable	13,662	30,601
Inventories	29,523	33,282
Prepaid expenses and other current assets	1,292	1,194
Refundable and deferred income taxes	7,918	2,805

Total current assets	102,202	122,802

Property and equipment, at cost:
Land and land improvements	453	453
Buildings and building improvements	21,809	11,264
Machinery and equipment	9,704	7,875
Furniture and fixtures	12,099	5,943
Construction in progress	3,372	4,935

	47,437	30,470
Less-accumulated depreciation	(7,939)	(5,177)

	39,498	25,293
Other A ssets:
Restricted industrial revenue bond funds	142	53
Goodwill and other intangibles, net	15,377	1,945
Deferred income taxes	2,949	4,053

Total Assets	$160,168	$154,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$335	$120
Capital leases payable	296	314
Accounts payable	7,411	12,725
Accrued compensation expense	2,973	4,554
Other accrued expenses	9,087	5,113
Accrued income taxes	749	1,499

Total current liabilities	20,851	24,325

Long-term Liabilities:
Borrowings under lines of credit	-	375
Long-term debt, net of current portion	9,425	3,260
Capital leases payable, net of current portion	1,008	1,306

Total long-term liabilities	10,433	4,941
Shareholders’ Equity:
Common shares, no par value: authorized 50,000,000 shares;
22,201,666 and 20,931,650 shares issued at December 31, 2001
and 2000, respectively	2,816	2,655
Additional paid-in capital	111,731	99,801
Retained earnings	15,743	22,424
Treasury shares, at cost, 354,186 shares at December 31, 2001	(1,406)	-

Total shareholders’ equity	128,884	124,880

Total Liabilities and Shareholders’ Equity	$160,168	$154,146

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Net sales	$106,743	$156,548	$92,049
Cost of goods sold	88,365	109,366	65,671

Gross margin	18,378	47,182	26,378
Operating expenses:
Research, development and engineering	11,218	9,608	9,919
Selling, general and administrative	18,836	17,160	16,557

	30,054	26,768	26,476

Income (loss) from operations	(11,676)	20,414	(98)
Interest income (expense), net	1,300	(164)	818

Income (loss) before income taxes	(10,376)	20,250	(916)
Provision (benefit) for income taxes	(3,695)	8,158	(364)

Net income (loss)	$(6,681)	$12,092	$(552)

Basic earnings (loss) per share	$(0.31)	$0.72	$(0.04)

Diluted earnings (loss) per share	$(0.31)	$0.68	$(0.04)

Weighted average common shares outstanding:
Basic	21,579	16,908	13,900
Diluted	21,579	17,876	13,900

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares		Additional Paid-In	Retained	Treasury Shares
	Number	Amount	Capital	Earnings	Number	Amount	Total
Balance, December 31, 1998	14,207,900	$1,802	$2,845	$10,884			$15,531
Stock options exercised	709,150	90	2,033				2,123
Stock granted	292,450	38	853				891
Stock purchases	(854,800)	(108)	(2,291)				(2,399)
Stock compensation expense, net			11,944				11,944
Net loss				(552)			(552)

Balance, December 31, 1999	14,354,700	1,822	15,384	10,332			27,538
Public sale of common shares	5,750,000	729	77,594				78,323
Stock options exercised	826,950	104	2,547				2,651
Stock compensation expense, net			4,276				4,276
Net income				12,092			12,092

Balance, December 31, 2000	20,931,650	2,655	99,801	22,424			124,880
Stock options and stock purchase plans.	384,016	49	1,709		53,814	236	1,994
Issuance of stock for business acquisition	886,000	112	9,421				9,533
Purchase of treasury stock					(408,000)	(1,642)	(1,642)
Stock compensation expense, net			800				800
Net loss				(6,681)			(6,681)

Balance, December 31, 2001	22,201,666	$2,816	$111,731	$15,743	(354,186)	$(1,406)	$128,884

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,681)	$12,092	$(552)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,885	1,901	1,260
Loss on disposals of property and equipment	37	14	93
Deferred income taxes	895	(1,088)	(4,379)
Stock compensation expense	800	4,276	11,944
Working capital changes:
Accounts receivable	22,482	(7,299)	(13,403)
Inventories	4,003	(14,788)	(8,506)
Prepaid expenses and other current assets	(4,848)	(495)	(282)
Accounts payable, other accrued expenses and accrued income taxes	(7,016)	5,442	8,201
Accrued compensation expense	(2,135)	481	(478)

Net cash provided by (used for) operating activities	11,422	536	(6,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,312)	(9,138)	(9,365)
Acquisition of business, net of cash acquired	(5,055)	--	--
Proceeds from sale of property and equipment	20	36	25

Net cash used for investing activities	(22,347)	(9,102)	(9,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	(89)	130	(183)
Borrowings (repayments) under lines of credit	(375)	(7,995)	6,521
Borrowings of long-term debt and capital leases	6,350	--	11,450
Repayments of long-term debt and capital leases	(426)	(9,922)	(3,021)
Public sale of common shares	-	78,323	--
Proceeds from issuance of common shares	1,994	2,651	3,014
Retirement of common shares	-	--	(2,399)
Purchase of treasury shares	(1,642)	--	--

Net cash provided by financing activities	5,812	63,187	15,382

Net increase (decrease) in cash	(5,113)	54,621	(60)
Cash and cash equivalents at beginning of period	54,920	299	359

Cash and cash equivalents at end of period	$49,807	$54,920	$299

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2,178	$8,910	$4,734
Interest paid	347	1,373	743
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital lease obligation incurred for leases of new equipment	-	3	2,030
Common shares issued in connection with acquisition	9,533	--	--

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.
Notes to Consolidated Financial Statements

(In thousands, except for share and per share data)

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PECO II, Inc. (the “Company”), and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Nature of Business

The Company provides engineering and installation on-site services and designs, manufactures and markets communications power systems and equipment and offers systems integration products and related services for the communications industry and operates in one business segment. The products offered include power systems, power distribution equipment, engineering and installation services, and system integration products.

Cash and Cash Equivalents

Cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash and have original maturities of three months or less.

Accounts Receivable

Accounts receivable are net of the allowance for doubtful accounts of $768 and $657 at December 31, 2001 and 2000, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method. Inventory costs consist of purchased product, internal and external manufacturing costs, and freight. The Company sells its products as component replacement parts or on a build to-order basis and ships to the customer upon completion.

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

Equipment under capital leases is amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets. The provision for depreciation for the years ended December 31, 2001, 2000 and 1999 is $3,079, $1,792 and $1,143, respectively.

Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired through acquisition. Goodwill is being amortized from fifteen to twenty years on a straight-line basis. Costs capitalized are shown net of accumulated amortization of $766 and $255 at December 31, 2001 and 2000, respectively.

Other Accrued Expenses

Other accrued expenses at December 31, 2001 and 2000 consist of the following:

	December 31,
	2001	2000
Accrued warranty costs	$679	$1,248
Customer deposits	2,284	-
Taxes, other than income taxes	1,750	806
Medical and workers compensation insurance	893	1,482
Litigation accrual	3,000	-
Other	481	1,577

Total	$9,087	$5,113

Revenue Recognition

Revenue is recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Revenues are recognized when customer orders are completed and shipped. Revenues on engineering and installation contracts and the costs for services performed are recorded as the work progresses on a percentage of completion basis. Accruals for the cost of product warranties are maintained for anticipated future claims. Sales of equipment where the Company also performs installation are deferred until installation is complete.

Research and Product Development Costs

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred.

Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, trade accounts receivable, accounts payable, borrowings under lines of credit and long-term debt. The Company does not hold or issue financial instruments for trading purposes. All financial instruments are considered to have a fair value, which approximates carrying value at December 31, 2001 and 2000. Financial instruments that potentially subject the Company to concentration of credit risk consist of trade accounts receivable. Trade accounts receivable due from three customers at December 31, 2001 and 2000 was $8,361 and $19,263, respectively, which accounted for 61.2% and 62.9% of total accounts receivable due at these dates.

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

Impact of New Accounting Standards

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS 141), “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” The statements are effective for us on January 1, 2002. These statements will result in modifications relative to our accounting for goodwill and other intangible assets. Specifically, we will cease goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets including goodwill will be subjected to new impairment testing criteria. Impairment charges, if any, associated with goodwill will have to be recognized by the fourth quarter of 2002. Other than the cessation of intangible asset amortization, we have not determined the impact of adoption on our financial statements. The current annual run rate of amortization expense approximates $1,300.

2. Acquisitions

On June 6, 2001 the Company acquired all of the common stock of Thornton Communications Co., Inc. of Bristol, Tennessee, a telecommunications provider of contract and engineering, furnishing and installation services for approximately $13,000 of which $3,400 was cash and the remaining consideration was 886,000 shares of the Company’s common stock at $10.76 per share. Acquired intangible assets of $3,400 are being amortized over 7 years. The investment in excess of the fair market of assets purchased of approximately $9,000 is being amortized over 15 years.

On August 7, 2001 the Company acquired the assets of JNB Communications Inc., a South Carolina-based provider of telecommunications installation services for $1,800. The investment in excess of the fair market value of assets purchased of approximately $1,800 is being amortized over 15 years.

3. Inventories

Inventories are summarized as follows:

	December 31
	2001	2000
Raw materials	$24,297	$32,123
Work-in-process	1,490	465
Finished goods	3,736	694

	$29,523	$33,282

4. Line of Credit and Long-Term Debt

In December 2000, the Company amended and finalized an unsecured $20,000 revolving line of credit agreement with a bank which provides for interest payable monthly at the Company’s option at either the prime rate less 0.50%, or LIBOR plus 2%. The agreement expires on April 30, 2002. At December 31, 2001 there were no borrowings under the agreement. The agreement contains covenants that include maintaining specified financial ratios, minimum levels of net worth and limitations on capital expenditures. At December 31, 2001 the Company was in compliance with or obtained waivers for the covenants under the borrowing agreement.

A summary of the Company’s long-term debt outstanding is as follows:

	December 31,
	2001	2000
Industrial revenue bonds for $3,500 from the state of New Hampshire, due September 2019 payable in monthly installments into a trust, including interest at 1.86%	$3,260	$3,380
Industrial revenue bonds for $6,500 from the county of Arapahoe, Colorado; $2,000 Series A Bonds due August 2021, adjustable rate interest at 1.9%; $4,500 Series B Bonds due August 2017, adjustable rate interest at 2.15%	6,500	-

Total	9,760	3,380
Less—current portion	335	120

	$9,425	$3,260

In August 2000, the Company used $14,400 in proceeds from the initial public offering, to repay its outstanding balance under the line of credit agreement and paid off three notes payable to a bank.

Aggregate maturities of the above long term debt for each of the years in the five-year period ending December 31, 2006 are $335, $340, $360, $375, $385, respectively, and $7,965, thereafter.

5. Commitments

The Company leases computers, machinery and office equipment under capital lease agreements that expire through the year 2007. The amount of the capital leases included in property and equipment at December 31, 2001 and 2000 is summarized as follows:

	December 31,
	2001	2000

Furniture and equipment	$1,979	$2,592
Less-accumulated depreciation	455	563

	$1,524	$2,029

Future minimum payments under the capital leases are as follows:

2002	$379
2003	377
2004	209
2005	121
2006	121
Thereafter	389

Total minimum lease payments	1,596
Less-amounts representing interest	292

Present value of future minimum lease payments	1,304
Less-current maturities	296

Long-term capital leases	$1,008

The Company has operating leases covering certain office facilities, and equipment that expire at various dates through 2006. Future minimum annual lease payments required during the years ending in 2002 through 2006 under noncancelable operating leases having an original term of more than one year are $492, $334, $231, $103, and $29, respectively. Aggregate rental expense on noncancelable operating leases for the years ended in 2001, 2000 and 1999 approximated $563, $399, and $420 respectively.

6. Contingencies

The Company is a party to several legal proceedings and litigation, which have arisen in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, management believes the amount of additional costs in excess of accruals should not materially affect the financial position or results of operations of the Company.

The Company has adopted a self-funded employee benefit plan for employee health care coverage. The Company obtains stop-loss coverage from an insurance carrier to limit its liability.

7. Stock Option Plans

In June 2000, the 2000 Performance Plan was adopted and approved by our shareholders for the issuance of up to 2,500,000 common shares. In addition the Company has two nonqualified stock option plans for employees, which each reserve 2,500,000 shares of the Company’s stock for issuance under the Plans. These Plans provide for awarding stock options to employees and contain provisions under which employees may be granted stock options in lieu of a portion of their compensation, subject to the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the

Company’s common stock at the date of grant, generally vest over three to four years, and must be exercised within five years from the grant date.

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

	December 31,

	2001	2000	1999
Cost of Goods Sold	$126	$296	$541
Research, Development and Engineering	71	171	338
Selling, General and Administrative	196	475	473

	$393	$942	$1,352

The Company has recorded additional compensation expense with a corresponding increase to additional paid-in capital for all unexercised stock options and shares issued to a director and certain employees. The expense represents the options valued at the offering price in excess of the value of the shares pursuant to the Company’s repurchase obligation. Total compensation expense was recorded as follows:

	December 31,

	2001	2000
Cost of Goods Sold	$266	$646
Research, Development and Engineering	149	367
Selling, General and Administrative	415	1,125

	$830	$2,138

Information relating to the Company’s outstanding option plans is as follows:

	Total Options	Option Price	Weighted Average Option Price

Shares under option at December 31, 1998	2,089,400	$0.30-2.60	$0.95
Granted	438,800	2.60-3.10	2.80
Forfeited/canceled	(228,750)	0.30-2.20	0.72
Exercised	(709,150)	0.30-2.20	0.52

Shares under option at December 31, 1999	1,590,300	0.60-3.10	1.69
Granted	985,854	15.00-20.125	15.66
Forfeited/canceled	(81,800)	0.60-15.00	5.67
Exercised	(826,950)	0.60-3.10	1.22

Shares under option at December 31, 2000	1,667,404	0.60-20.125	2.67
Granted	383,602	6.35-18.00	8.15
Forfeited/canceled	(144,899)	0.94-20.125	6.71
Exercised	(286,500)	0.60-15.00	2.77

Shares under option at December 31, 2001	1,619,607	0.94-20.125	11.12

Options exercisable at December 31, 2001	597,150	0.94-20.125	9.87

The Company has elected to use the disclosure only method of complying with SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’. The fair value of each option granted under the Company’s Plans are estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in fiscal years 2001, 2000 and 1999, respectively: dividend yield of 0%, expected volatility of 95.23%, 71.60% and 70.61%, risk-free interest rates of 4.23%, 6.23% and 5.74%, and an expected life of the options of 2.2 years for 2001, 2.4 years for 2000 and 4 years for 1999. The weighted average fair value on the date of grant for options granted during fiscal years 2001, 2000 and 1999 were $11.97, $22.94 and $4.40, respectively.

If the Company had elected to recognize the compensation cost of its Plans based on the fair value of all awards under the plans in accordance with SFAS No. 123, fiscal years 2001, 2000 and 1999 pro forma net income (loss) and pro forma net income (loss) per common share would have been as follows:

	2001	2000	1999
NET INCOME (LOSS):
As reported	$(6,681)	$12,092	$ (552)
Pro forma	(8,233)	9,976	(804)
NET INCOME (LOSS) PER COMMON SHARE
Basic-
As reported	$(0.31)	$0.72	$(0.04)
Pro forma	$(0.38)	$0.59	$(0.06)
Diluted-
As reported	$(0.31)	$0.68	$(0.04)
Pro forma	$(0.38)	$0.56	$(0.06)

8. Employee Benefit Plans

The Company has a 401(k)/Profit Sharing Plan. Under the Plan, eligible employees, as defined, may contribute up to 15% of their compensation subject to certain limitations. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. No contributions were made by the Company in 2001, 2000 and 1999.

In April 2001 the shareholders approved the 2000 Employee Stock Purchase Plan and reserved for issuance an aggregate of one million common shares. The Plan allows eligible employees to purchase common shares through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The Plan will terminate when all or substantially all of the common shares reserved for purposes of the plan have been purchased. To date, 151,330 shares have been issued under the plan and 848,670 shares were available for future issuance.

9. Income Taxes

The Company accounts for income taxes using the provisions of SFAS No. 109 (“Accounting For Income Taxes”). Deferred income taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

	2001	2000	1999
Current tax expense:
Federal	$(3,025)	$5,796	$3,415
State	225	1,274	600

Total current	(2,800)	7,070	4,015
Deferred tax expense:
Federal	(670)	930	(3,719)
State	(225)	158	(660)

Total deferred	(895)	1,088	(4,379)

Total provision (benefit) for income taxes	$(3,695)	$8,158	$(364)

A reconciliation of the federal statutory and effective income tax for the years ended December 31, follows:

	2001	2000	1999
Income (loss) before income taxes	$(10,376)	$20,250	$(916)

Federal statutory taxes	$(3,528)	$6,885	$(311)
State taxes and other (net of federal benefit)	(167)	1,273	(53)

Provision (benefit) for income taxes	$(3,695)	$8,158	$(364)

Effective income tax (benefit) rate	(35.6)%	40.3%	(39.7)%

A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

	2001	2000
Deferred tax assets:
Accrued compensation	$4,862	$5,766
Accrued expenses	446	764
Inventory	1,116	785
Warranty accrual	272	499
Litigation accrual	1,200	-
Allowance for doubtful accounts	307	263
Other	776	47

Total deferred tax assets	8,979	8,124
Deferred tax liabilities:
Depreciation	1,779	1,258
Purchase accounting liabilities	1,197	-
Other	40	8

Total deferred tax liabilities	3,016	1,266

Net deferred tax asset	$5,963	$6,858

The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based on a review of earnings history and trends and forecasted earnings, a valuation allowance is currently not required for deferred tax assets.

10. Treasury Shares

In September 2001 the Board of Directors authorized the repurchase of up to 1 million shares of the Company’s common shares in the open market or in private transactions. Repurchased shares are being used for the issuance of shares in connection with the employee stock option and stock purchase plans. To date we have purchased 408,000 shares at a cost of $1,642.

11. Significant Customers

Sales to the top three customers amounted to $30,547, $15,973 and $10,820 and comprised approximately 29%, 15% and 10%, respectively, of consolidated net sales for 2001.

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

10. Quarterly Results of Operations-(Unaudited)

The following table shows unaudited quarterly results of operations for the period indicated. We have prepared this quarterly information on a basis consistent with the audited consolidated financial statements and management believes it includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown.

	Quarters Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec 31,
	2000	2000	2000	2000	2001	2001	2001	2001
	(In thousands except per share data)
Statement of Operations Data:
Net sales	$34,964	$39,271	$40,065	$42,248	$34,856	$25,794	$23,110	$22,983
Cost of good sold	23,836	27,613	27,984	29,933	24,251	22,225	21,317	20,572

Gross margin	11,128	11,658	12,081	12,315	10,605	3,569	1,793	2,411
Operating expenses:
Research, development and engineering	2,566	2,407	2,339	2,296	2,340	2,832	3,217	2,829
Selling, general and administrative	4,176	4,487	4,334	4,163	4,449	4,505	4,921	4,961

	6,742	6,894	6,673	6,459	6,789	7,337	8,138	7,790

Income (loss) from operations.	4,386	4,764	5,408	5,856	3,816	(3,768)	(6,345)	(5,379)
Interest income (expense), net	(429)	(396)	50	611	584	384	206	126

Income (loss) before income taxes	3,957	4,368	5,458	6,467	4,400	(3,384)	(6,139)	(5,253)
Provision (benefit) for income taxes	1,583	1,748	2,237	2,590	1,739	(1,337)	(2,425)	(1,672)

Net income (loss)	$2,374	$ 2,620	$3,221	$3,877	$2,661	$(2,047)	$(3,714)	$(3,581)

Basic earnings (loss) per share	$0.16	$0.18	$0.18	$0.19	$0.13	$(0.10)	$(0.17)	$(0.16)
Diluted earnings (loss) per share	$0.15	$0.17	$0.17	$0.18	$0.12	$(0.10)	$(0.17)	$(0.16)
Weighted average common shares outstanding:
Basic	14,466	14,741	17,552	20,904	20,977	21,376	22,131	21,816
Diluted	15,607	15,625	18,618	21,911	21,458	21,376	22,131	21,816

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2002 Annual Meeting of Shareholders, to be held on April 25, 2002 (the“2002 Proxy Statement”), is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to “Board of Directors Meetings and Committees” and “Executive Compensation” in the 2002 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Share Ownership of Principal Holders and Management” in the 2002 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to “Certain Relationships and Related Transactions” in the 2002 Proxy Statement.

PART IV

ITEM 14- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

The following documents are filed as part of this report:

(a) (1)	Financial Statements – See Index to Financial Statements at Item 8 of this report.

(a) (2)	Financial Statement Schedules.

Schedule II: Valuation and Qualifying Accounts – See page S-1 of this report.

(a) (3)	Exhibits.

See the “Exhibit Index” at page E-1 of this Form 10-K.

(b)	Reports on Form 8-K.

None

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, Inc.

March 11, 2002	By:	/s/ JOHN C. MAAG

John C. Maag Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW P. SMITH	Chairman, Chief Executive Officer	March 11, 2002
(Principal Executive Officer)
Matthew P. Smith

/S/ JOHN C. MAAG	Chief Financial Officer	March 11, 2002
(Principal Financial Officer)
John C. Maag

/s/ SANDRA A. FRANKHOUSE	Secretary and Treasurer	March 11, 2002
(Principal Accounting Officer)
Sandra A. Frankhouse

/s/ JAMES L. GREEN	Director	March 11, 2002

James L. Green

/S/ LUCILLE GARBER FORD	Director	March 11, 2002

Lucille Garber Ford

/S/ E. RICHARD HOTTENROTH	Director	March 11, 2002

E. Richard Hottenroth

/S/ TRYGVE A. IVESDAL	Director	March 11, 2002

Trygve A. Ivesdal

/S/ EUGENE V. SMITH	Director	March 11, 2002

Eugene V. Smith

/S/ CHARLES D. TAYLOR	Director	March 11, 2002

Charles D. Taylor

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of PECO II, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of PECO II, Inc. included in Form 10-K, and have issued our report thereon dated January 23, 2002. Our audits were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The financial statement schedule is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Cleveland, Ohio
January 23, 2002.

S-1a

PECO II, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 1999	$153	$264	$65	$352
Year ended December 31, 2000	352	413	108	657
Year ended December 31, 2001	657	310	199	768

Accrued warranty costs:
Year ended December 31, 1999	$181	$1,609	$665	$1,125
Year ended December 31, 2000	1,125	1,047	924	1,248
Year ended December 31, 2001	1,248	190	759	679

S-1

EXHIBIT INDEX

Exhibit No.	Description

3.1 (i)	Amended and Restated Articles of Incorporation of the Company	(A)
3.1 (ii)	Amended and Restated Code of Regulations of the Company	(A)
4.1	Specimen certificate for the common shares, without par value, of the Company	(A)
10.1.1	Second Amended and Restated Loan and Security Agreement, dated as of October 22, 1999, between PECO II, Inc. and The Huntington National Bank	(A)
10.1.2	First Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of April 28, 2000, between PECO II, Inc. And The National Huntington Bank	(A)
10.1.3	Second Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of December 29, 2000, between PECO II, Inc. and The Huntington National Bank	(B)
10.2.1	Loan Agreement, dated September 1, 1999, between Apex Telecommunications Manufacturing, Inc. and Business Finance Authority of the State of New Hampshire	(A)
10.2.2	Trust Indenture, dated September 1, 1999, between The Huntington National Bank and Business Finance Authority of State of New Hampshire	(A)
10.2.3	Reimbursement Agreement, dated September 1, 1999, between Apex Telecommunications Manufacturing, Inc. and The Huntington National Bank	(A)
10.3.1	Loan Agreement, dated as of August 1, 2001, between PECO II, Inc. and the County of Arapahoe, Colorado	(C)
10.3.2	Bond Purchase Agreement, dated August 8, 2001, among PECO II, Inc., The Huntington National Bank, Huntington Capital Corp. and the County of Arapahoe, Colorado	(C)
10.3.3	Trust Indenture, dated as of August 1, 2001, between The Huntington National Bank and the County of Arapahoe, Colorado	(C)
10.3.4	Reimbursement Agreement, dated August 1, 2001, between PECO II, Inc. and The Huntington National Bank	(C)
*10.4	Amended and Restated 1995 Non-Qualified Stock Option Plan of the Company	(A)
*10.5	Amended and Restated 1997 Non-Qualified Stock Option Plan of the Company	(A)
*10.6	Form of Stock Option Agreement for Amended and Restated 1995 Non-Qualified Stock Option Plan of the Company and Amended and Restated 1997 Non-Qualified Stock Option Plan of the Company	(A)
*10.7	2000 Performance Plan of the Company	(A)
*10.8	Form of Stock Option Agreement for 2000 Performance Plan of the Company	(A)
*10.9	Form of Indemnification Agreement	(A)
21.1	Subsidiaries of the Company
23.1	Consent of Arthur Andersen LLP

*	Management contract or compensation plan or arrangement identified pursuant to Item 14 (c) of this Form 10-K.

(A)	Incorporated by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-37566) and the amendments thereto.

(B)	Incorporated by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on March 19, 2001.

(C)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and filed on November 5, 2001.

E-1