Form 10-Q
period 2002-03-31
PECO II INC
filed 2002-05-02
CIK 845072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31283

PECO II, INC.
(Exact name of Registrant as specified in its charter)

Ohio	34-1605456
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification No.)

1376 State Route 598, Galion, Ohio 44833
(Address of principal executive office)(Zip Code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common Shares, without par value	21,902,611

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
	In thousands
ASSETS
Current assets:
Cash and cash equivalents	$42,858	$49,807
Accounts receivable	11,079	13,662
Inventories:
Raw materials	22,568	24,297
Work in process	2,528	1,490
Finished goods	3,785	3,736

Total inventories	28,881	29,523
Prepaid expenses and other current assets	1,155	1,292
Prepaid and deferred income taxes	9,304	7,918

Total current assets	93,277	102,202

Property and equipment, net	38,730	39,498
Other assets	18,128	18,468

Total assets	$150,135	$160,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$635	$631
Accounts payable	2,892	7,411
Accrued compensation expense	2,514	2,973
Other accrued expenses and income taxes	9,357	9,836

Total current liabilities	15,398	20,851
Long-term debt and capital leases	10,356	10,433
Shareholders’ equity:
Common shares	2,816	2,816
Additional paid-in capital	111,738	111,731
Retained earnings	11,000	15,743
Treasury shares, at cost	(1,173)	(1,406)

Total shareholders’ equity	124,381	128,884

Total liabilities and shareholders’ equity	$150,135	$160,168

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
	In thousands, except per share data
Net sales	$16,974	$34,856
Cost of goods sold	17,201	24,251

Gross margin	(227)	10,605
Operating expenses:
Research, development and engineering	2,683	2,340
Selling, general and administrative	4,715	4,449

	7,398	6,789

Income (loss) from operations	(7,625)	3,816
Interest income, net	125	584

Income (loss) before income taxes	(7,500)	4,400
Provision (benefit) for income taxes	(2,757)	1,739

Net income (loss)	$(4,743)	$2,661

Basic earnings (loss) per share	$(0.22)	$0.13

Diluted earnings (loss) per share	$(0.22)	$0.12

Weighted average common shares-outstanding
Basic	21,868	20,977

Diluted	21,868	21,458

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,743)	$2,661
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	866	623
Loss on disposals of property and equipment	3	—
Deferred income taxes	(896)	431
Stock compensation expense	122	468
Working capital changes
Accounts receivable	2,516	8,160
Inventories	642	(4,306)
Prepaid expenses and other current assets	137	71
Accounts payable, other accrued expenses and accrued income taxes	(4,998)	(2,061)
Accrued compensation expense	(459)	601

Net cash provided by (used for) operating activities	(6,810)	6,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100)	(10,726)
Proceeds from sale of property and equipment	—	6

Net cash used for investing activities	(100)	(10,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	(84)	(30)
Repayments under lines of credit	—	(367)
Repayments of long-term debt and capital leases	(73)	(96)
Proceeds from issuance of common shares	118	456

Net cash used for financing activities	(39)	(37)

Net decrease in cash	(6,949)	(4,109)
Cash and cash equivalents at beginning of period	49,807	54,920

Cash and cash equivalents at end of period	$42,858	$50,811

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$60	$935
Interest paid	31	71

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

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

PECO II, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

Net sales declined to $17.0 million for the three months ended March 31, 2002 from $34.9 million in the corresponding prior year period, a decrease of $17.9 million or 51%. This decrease was primarily due to the industry downturn and depressed economic conditions commencing in March 2001, which resulted in the decreased demand for power distribution equipment, systems integration and power systems. The reduction in capital spending by communication service providers does not appear to be abating. This decline was offset partially by increased demand for engineering and installation on-site services, largely due to our acquisitions of Thornton Communications in June 2001 and JNB Communications in August 2001, which subsequently led to increased demand for these services. As of March 31, 2002 our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $12.1 million, a 15% increase, from $10.5 million at December 31, 2001.

Gross margin dollars was a negative $0.2 million for the three months ended March 31, 2002 as compared to $10.6 million for the three months ended March 31, 2001. Gross margin as a percentage of net sales declined to a negative 1.3% for the three months ended March 31, 2002 compared to 30.4% in the comparable prior year period. The margin percentage was lower in the first quarter of 2002 due primarily to unabsorbed overhead costs attributable to lower volume and incremental costs related to the added production facility in Galion.

Research, development and engineering expense increased to $2.7 million in the three months ended March 31, 2002 from $2.3 million for the three months ended March 31, 2001. The higher dollar level of expenses reflects the development of new power plants, monitoring products and NEBS certification testing of our products to meet customer requirements. As a percentage of net sales, research, development and engineering expense was 15.8% for the three months ended March 31, 2002 compared to 6.7% in the comparable prior year period.

Selling, general and administrative expense was $4.7 million for the quarter ended March 31, 2002, an increase of $0.2 million, from the three months ended March 31, 2001. The increase resulted from an expansion of our international and field sales forces, and the expanding of administrative and sales staffs in our E&I service centers. The increases were offset by a $0.2 million decrease in stock compensation expense in the first three months of 2002 as compared to the prior year. As a percentage of net sales, selling, general and administrative expense was 27.8% for the three months ended in March 31, 2002 compared to 12.8% in the comparable prior year period.

Interest income, net was $0.1 million and $0.6 million, respectively, in the three months ended March 31, 2002 and 2001. The decrease in interest income in the current quarter of 2002 was due primarily to reduced investment rates from excess cash funds.

As a result of our operating loss in the three months ended March 31, 2002 and a $0.2 million adjustment to deferred tax assets resulting from exercises of employee stock options awards, our effective benefit income tax rate was 36.8% as compared to a provision of 39.5% in the first quarter of the prior year.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures and strategic acquisitions. In August 2000 we completed an initial public offering of 5.75 million shares of common stock at $15 per share, generating net proceeds of approximately $78.3 million. A portion of these proceeds was used to repay bank indebtedness. At March 31, 2002 readily convertible cash equivalents approximated $38.0 million, which approximates December 31, 2001 levels.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

Working capital was $77.9 million at March 31, 2002, which represented a working capital ratio of 6.1 to 1, compared to $81.4 million at December 31, 2001, or 4.9 to 1 at December 31, 2001. Our working capital declined in the first quarter due primarily to operating losses and lower payables and accrued expenses due to the lower business volume. Our investment in inventories and accounts receivables was $40.0 million at March 31, 2002 and $43.2 million at December 31, 2001. Our capital expenditures were $0.1 million for the three months ended March 31, 2002 as we have reduced our budgeted capital expenditures to $6-8 million in 2002 from our original budget of $10 million due to the continuing lower than expected business volume.

Cash flows used in operating activities for the first quarter of 2002 was $6.8 million due primarily to operating losses and a decrease in accounts payable and accrued expenses due to the lower business level.

As of March 31, 2002, there were no borrowings on our unsecured $20 million loan agreement. At March 31, 2002, we complied with the covenants under the borrowing agreement.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS 141), “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” The statements were effective for us on January 1, 2002. These statements result in modifications relative to our accounting for goodwill and other intangible assets. Specifically, we ceased goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets including goodwill are subjected to new impairment testing criteria. Impairment charges, if any, associated with goodwill will have to be recognized by the fourth quarter of 2002. Other than the cessation of intangible asset amortization, we have not determined the impact of adoption on our financial statements. Goodwill amortization approximated $27,500 in the first quarter of the prior year 2001.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies”, the Company considers certain accounting policies related to revenue recognition, inventory valuation and impairment of long lived assets to be critical policies due to the estimation processes involved in each. We state these accounting policies in the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2001, which was filed on March 15, 2002, and at relevant sections in this discussion and analysis.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS—(Continued)

ITEM 3.    Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate or foreign currency transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of March 31, 2002. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility. If interest rates were to increase 100 basis points (1%) from March 31, 2002 rates, and assuming no changes in long-term debt from the March 31, 2002 levels, the additional annual expense to us would be immaterial to our results of operations. We currently do not hedge our exposure to floating interest rate risk.

PECO II, INC.

PART II. OTHER INFORMATION

ITEM 2(c)    Recent Sales of Unregistered Securities

During the first quarter of 2002, we sold unregistered securities in the amount, at the times and for the aggregate amount of consideration as listed below. The securities were sold to purchasers directly by us and the sales did not involve any underwriter.

From January 1, 2002 to March 31, 2002, certain of our employees and directors exercised options to purchase 52,450 common shares for an aggregate consideration of $112,478. The options exercised were issued under compensatory benefit plans in a transaction exempt under Section 4(2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933.

Of the 52,450 common shares issued to employees from January 1, 2002 to March 31, 2002 from the exercise of options, options to purchase 12,450 common shares were granted on July 14, 1997; options to purchase 16,750 common shares were granted on July 13, 1998; options to purchase 3,750 common shares were granted on January 18, 1999; options to purchase 2,250 common shares were granted on February 15, 1999; and options to purchase 17,250 common shares were granted on July 22, 1999.

ITEM 2(d)    Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of our common shares.

From the date of receipt of the proceeds through March 31, 2002, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $15.3 million was used for capital expenditures, excluding the purchase of the Denver regional service center in February 2001 which is being financed through industrial revenue bonds, and the remainder for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing investment grade securities or guaranteed obligations of the U.S. government.

ITEM 6(a)    Exhibits

None

ITEM 6(b)    Reports on Form 8-K

No current reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, INC.

By:	/s/ JOHN C. MAAG
John C. Maag Chief Financial Officer
Date:    May 1, 2002