Form 10-Q
period 2002-06-30
PECO II INC
filed 2002-08-14
CIK 845072

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2002
                  --------------------------------------------

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

                                                             YES X  NO ____
                                                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                                     OUTSTANDING AT JULY 30, 2002
       ------                                    ----------------------------
   Common Shares, without par value                         21,036,420

================================================================================

                                  PECO II, INC.

                                      INDEX

                                                                                     Page
PART 1         FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets ...........................       3
               Condensed Consolidated Statements of Operations .................       4
               Condensed Consolidated Statements of Cash Flows .................       5
               Notes to Condensed Consolidated Financial Statements ............       6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations ...........................................      7-8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk ......       9

PART II        OTHER INFORMATION

Item 2(c)      Recent Sales of Unregistered Securities .........................       9

Item 2(d)      Use of Proceeds .................................................       9

Item 4.        Submission of Matters to Vote of Security Holders ...............       10

Item 6.        Exhibits and Reports on Form 8-K ................................       10

               SIGNATURES ......................................................       10

                                  PECO II, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------
                                                                       June 30,     December 31,
In thousands                                                            2002            2001
------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                 ASSETS
Current assets:
         Cash and cash equivalents ...............................    $ 35,527        $ 49,807
         Accounts receivable .....................................      13,293          13,662
         Inventories:
                  Raw materials ..................................      23,481          24,297
                  Work in process ................................       2,025           1,490
                  Finished goods .................................       3,579           3,736
                                                                      --------        --------
                  Total inventories ..............................      29,085          29,523
         Prepaid expenses and other current assets ...............       1,011           1,292
         Prepaid and deferred income taxes .......................       8,452           7,918
                                                                      --------        --------
                  Total current assets ...........................      87,368         102,202
Property and equipment, net ......................................      37,938          39,498
Other assets .....................................................      18,255          18,468
                                                                      --------        --------
TOTAL ASSETS .....................................................    $143,561        $160,168
                                                                      ========        ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt and capital leases ....    $    637        $    631
         Accounts payable ........................................       3,189           7,411
         Accrued compensation expense ............................       3,044           2,973
         Other accrued expenses and income taxes .................       7,975           9,836
                                                                      --------        --------
                  Total current liabilities ......................      14,845          20,851
Long term debt and capital leases ................................      10,281          10,433
Shareholders' equity:
         Common shares ...........................................       2,816           2,816
         Additional paid-in capital ..............................     111,635         111,731
         Retained earnings .......................................       5,317          15,743
         Treasury shares, at cost ................................      (1,333)         (1,406)
                                                                      --------        --------
                  Total shareholders' equity .....................     118,435         128,884
                                                                      ========        ========
Total liabilities and shareholders' equity .......................    $143,561        $160,168
                                                                      ========        ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                  PECO II, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                       For the Three Months     For the Six Months
                                                                           Ended June 30           Ended June 30
In thousands, except per share data                                      2002        2001        2002        2001
--------------------------------------------------------------------------------------------------------------------
Net sales .........................................................    $ 16,485    $ 25,794    $ 33,460    $ 60,650
Cost of goods sold ................................................      16,472      22,225      33,661      46,476
                                                                       --------    --------    --------    --------
Gross margin ......................................................          13       3,569        (201)     14,174
Operating expenses:
         Research, development and engineering ....................       3,246       2,832       5,929       5,172
         Selling, general and administrative ......................       5,471       4,505      10,199       8,954
                                                                       --------    --------    --------    --------
                                                                          8,717       7,337      16,128      14,126
                                                                       --------    --------    --------    --------
Income (loss) from operations .....................................      (8,704)     (3,768)    (16,329)         48
Interest income ...................................................         110         384         235         968
                                                                       --------    --------    --------    --------
Income (loss) before income taxes .................................      (8,594)     (3,384)    (16,094)      1,016
Provision (benefit) for income taxes ..............................      (2,911)     (1,337)     (5,668)        402
                                                                       --------    --------    --------    --------
Net income (loss) .................................................    $ (5,683)   $ (2,047)   $(10,426)   $    614
                                                                       ========    ========    ========    ========
Basic earnings (loss) per share ...................................    $  (0.26)   $  (0.10)   $  (0.48)   $   0.03
                                                                       ========    ========    ========    ========
Diluted earnings (loss) per share .................................    $  (0.26)   $  (0.10)   $  (0.48)   $   0.03
                                                                       ========    ========    ========    ========
Weighted average common shares-outstanding
Basic .............................................................      21,900      21,376      21,855      21,178
                                                                       ========    ========    ========    ========
Diluted ...........................................................      21,900      21,376      21,855      21,348
                                                                       ========    ========    ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                                  PECO II, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             For the Six Months
                                                                                                               Ended June 30,
In thousands                                                                                             2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) .................................................................           $(10,426)           $    614
         Adjustments to reconcile net income to net cash (used for)
         provided by operating activities-
               Depreciation and amortization ...............................................              1,758               1,509
               Loss on disposals of property and equipment .................................                  6                  11
               Deferred income taxes .......................................................                170                 336
               Stock compensation expense ..................................................                230                 656
               Working capital changes
                  Accounts receivable ......................................................                313              17,009
                  Inventories ..............................................................                438                 543
                  Prepaid expenses and other current assets ................................                 14                 271
                  Accounts payable, other accrued expenses and accrued
                  income taxes .............................................................             (6,083)            (10,359)
                  Accrued compensation expense .............................................                 71              (4,767)
                                                                                                       --------            --------
                       Net cash provided by (used for) operating
                  activities ...............................................................            (13,509)              5,823
                                                                                                       --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures ..............................................................               (204)            (13,826)
         Acquisition of businesses, net of cash acquired ...................................                 --              (3,224)
         Proceeds from sale of property and equipment ......................................                 --                   3
                                                                                                       --------            --------
         Net cash used for investing activities ............................................               (204)            (17,047)
                                                                                                       --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Restricted cash on industrial revenue bond ........................................               (168)                (60)
         Repayments under lines of credit ..................................................                 --                (375)
         Repayment of long-term debt and capital leases ....................................               (146)               (172)
         Proceeds from issuance of common shares ...........................................                351               1,625
         Purchase of treasury shares                                                                       (604)                 --
                                                                                                       --------            --------
                  Net cash provided by (used for) financing activities .....................               (567)              1,018
                                                                                                       --------            --------
Net decrease in cash .......................................................................            (14,280)            (10,206)
Cash and cash equivalents at beginning of period ...........................................             49,807              54,920
                                                                                                       --------            --------
Cash and cash equivalents at end of period .................................................           $ 35,527            $ 44,714
                                                                                                       ========            ========
Supplemental Disclosure of Cash Flow Information:
         Income taxes paid .................................................................           $    161            $  1,075
         Interest paid .....................................................................                183                 130
Supplemental Disclosure of Non Cash Investing and Financing Activities
         Common shares issued in connection with acquisitions ..............................                 --            $  9,533

 The accompanying notes are an integral part of these consolidated statements.

                                  PECO II, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of PECO II, Inc. (the Company") and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

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

2.  Treasury Shares

In September 2001 the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. During the second quarter of 2002 we acquired 181,112 shares at a cost of $604,062. On July 26, 2002, the Board approved a one million share increase in the program. From July 1, 2002 through July 30, 2002, we acquired 792,400 shares at a cost of $1,490,480. As of July 30, 2002 the Company has repurchased an aggregate of 1,381,512 shares at an average price of $2.71 per share.

3.  Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." In July 2001. The statements were effective for us on January 1, 2002. These statements result in modifications relative to our accounting for goodwill and other intangible assets. Specifically, we ceased goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, are now subjected to new impairment testing criteria annually or more frequently when circumstances occur that goodwill might be impaired. The Company has completed the first step of the transitional goodwill impairment test and there is an indication of impairment of goodwill. The Company expects to complete the measurement of the loss in the third quarter. Goodwill amortization approximated $0.1 million in the first half of the prior year 2001.

                                  PECO II, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Net sales declined to $16.5 million and $33.5 million, respectively, for the three and six months ended June 30, 2002, a decrease of $9.3 million, or 36%, and $27.2 million, or 45%, respectively, compared to the corresponding prior year periods. This decrease was primarily due to the industry downturn and depressed economic conditions commencing in March 2001, which resulted in the decreased demand for power systems, power distribution equipment and systems integration. As we had stated in our last quarterly report, the reduction in capital spending by communication service providers does not appear to be abating. This decline was offset partially by increased demand for engineering and installation services, largely due to our acquisitions of Thornton Communications in June 2001 and JNB Communications in August 2001, which subsequently led to increased demand for the services. As of June 30, 2002, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $9.3 million, an 11% decline from $10.5 million at December 31, 2001.

Gross margin dollars were $13,000 and a negative $0.2 million, respectively, for the quarter and six months ended June 30, 2002, as compared to $3.6 million and $14.2 million, respectively, for the quarter and six months ended June 30, 2001. Gross margin as a percentage of net sales declined to 0.1% and (0.6)% respectively, for the three and six months ended June 30, 2002 compared to 13.8% and 23.4%, respectively, for the comparable prior year periods. The margin percentage was lower in 2002, due primarily to unabsorbed overhead costs attributable to lower volume.

Research, development and engineering expense increased to $3.2 million and $5.9 million, respectively, for the quarter and six months ended June 30, 2002, from $2.8 million and $5.2 million, respectively, for the quarter and six months ended June 30, 2001. The higher dollar level of expenses reflects the development of new power plants and monitoring products. As a percentage of net sales, research, development and engineering expense was 19.7% and 17.7%, respectively, for the three and six months ended June 30, 2002 compared to 11% and 8.5%, respectively, in the comparable prior year periods. We anticipate the future research, development and engineering expenses will decline for the remainder of 2002 as a result of fewer new projects.

Selling, general and administrative expense increased to $5.5 million and $10.2 million, respectively, for the quarter and six months ended June 30, 2002, from $4.5 million and $9.0 million, respectively, for the quarter and the six months ended June 30, 2001. The increase resulted from expanding administrative and sales staffs in our E&I service centers and a $0.5 million added provision for doubtful accounts in the current quarter due to the financial situation of a certain customer. The increases were offset partially by a decrease in stock compensation costs of $0.1 million and $0.3 million, respectively, in the quarter and first six months of the prior year periods. As a percentage of net sales, selling, general and administrative expense was 33.2% and 30.5%, respectively, for the three and six months ended June 30, 2002 compared to 17.5% and 14.8%, respectively, in the comparable prior year periods.

Interest income net was $0.1 million and $0.2 million, respectively, in the three and six months ended June 30, 2002 from $0.4 million and $1.0 million, respectively, in the comparable prior year periods. The decrease in interest income in the current quarter and six months ended in 2002 was due primarily to reduced investment rates from excess cash funds.

As a result of our operating loss in the six months ended June 30, 2002 and a $0.3 million adjustment to deferred tax assets resulting from exercises of employee stock options awards, our effective benefit income tax rate was 35.2% as compared to a provision of 39.6% in the first half of the prior year.

                                  PECO II, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS (Cont.)

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures and investments, including strategic acquisitions. In August 2000 we completed an initial public offering of 5.75 million shares of common stock at $15 per share, generating net proceeds of approximately $78.3 million. A portion of these proceeds was used to repay bank indebtedness. At June 30, 2002 readily convertible cash equivalents approximated $32.5 million.

Working capital was $72.5 million at June 30, 2002, which represented a working capital ratio of 5.9 to 1, compared to $81.4 million at December 31, 2001. Our working capital declined in the first six months due primarily to operating losses and lower payables and accrued expenses due to the lower business volume. Our investment in inventories and accounts receivables was $42.4 million at June 30, 2002 and $43.2 million at December 31, 2001. Our capital expenditures were $0.2 million for the six months ended June 30, 2002 as we have again recently reduced our forecasted capital expenditures to $4-6 million in 2002 from our original budget of $10 million due to the continuing lower business volume.

Cash flows used in operating activities for the first half of 2002 were $13.5 million, due primarily to operating losses, and a decrease in accounts payable and accrued expenses due to the lower business level.

During the second quarter of 2002 we repurchased 118,112 shares at a cost of $604,602 under the September 2001 stock repurchase program. On July 26, 2002 the Board approved a one million share increase in the program. From July 1, 2002 through July 30, 2002 we acquired 792,400 shares at a cost of $1,490,480.

As of June 30, 2002, there were no borrowings on our unsecured $20 million loan agreement. At June 30, 2002, we complied with the covenants under the borrowing agreement.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

We will expend cash funds to purchase selective strategic acquisitions to increase our product and service offerings. Our current credit agreement prohibits us from making any acquisitions without the consent of our lender.

We believe that cash and cash equivalents on hand, anticipated cash flow from operations and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 24 months.


Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies", the Company considers certain accounting policies related to revenue recognition, inventory valuation and impairment of long lived assets to be critical policies due to the estimation processes involved in each. We state these accounting policies in the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2001, which was filed on March 15, 2002, and at relevant sections in this discussion and analysis.

                                  PECO II, INC.

ITEM 3.  Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of June 30, 2002. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility. As of June 30, 2002 we had no borrowings under our revolving loan facility. We currently do not hedge our exposure to floating interest rate risk.

                           PART II. OTHER INFORMATION

ITEM 2(c)  Recent Sales of Unregistered Securities

     During the second quarter of 2002, we sold unregistered securities in the amount, at the times and for the aggregate amount of consideration as listed below. The securities were sold to purchasers directly by us and the sales did not involve any underwriter.

     From April 1, 2002 to June 30, 2002, certain of our employees and directors exercised options to purchase 21,250 common shares for an aggregate consideration of $25,270. The options exercised were issued under compensatory benefit plans in a transaction exempt under Section 4(2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933.

     Of the 21,250 common shares issued to employees from April 1, 2002 to June 30, 2002 from the exercise of options, options to purchase 18,100 common shares were granted on July 14, 1997; options to purchase 1,000 common shares were granted on July 13, 1998; options to purchase 700 common shares were granted on June 22, 1999; and options to purchase 1,450 common shares were granted on July 22, 1999.

ITEM 2(d)  Use of Proceeds

     On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through June 30, 2002, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $15.5 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2001 which is being financed through industrial revenue bonds and the remainder for general working capital purposes. The remaining net proceeds has been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

                                  PECO II, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Shareholders was held on April 25, 2002. The following actions were taken at the meeting:

     Election of Directors for a term of three years

                                        For               Withheld
     Lucille Garber Ford                18,515,419        167,265
     E. Richard Hottenroth              18,432,234        250,450
     Charles D. Taylor                  18,523,588        159,096


ITEM 6(a)    Exhibits

             None

ITEM 6(b)    Reports on Form 8-K

             On June 24, 2002 we filed a current report on Form 8-K reporting that the Company notified Arthur Andersen LLP that the Board of Directors upon recommendation of the Audit Committee approved the dismissal of Andersen as the Company's independent auditors effective immediately.

             The current report on Form 8-K also reported that the Board of Directors approved the appointment of the firm of Grant Thornton LLP to serve as the Company's independent auditors for fiscal year 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PECO II, INC.

Date: August 13, 2002                   By: /S/ JOHN C. MAAG
                                            ----------------
                                         John C. Maag
                                         Chief Financial Officer and Treasurer
                                         And Authorized Officer