Form 10-Q
period 2002-09-30
PECO II INC
filed 2002-11-15
CIK 845072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31283

PECO II, INC.
(Exact name of Registrant as specified in its charter)

OHIO (State or other jurisdiction of Incorporation or organization)	34-1605456 (I.R.S. Employer Identification No.)

1376 STATE ROUTE 598, GALION, OHIO (Address of principal executive office)	44833 (Zip Code)

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

YES ☒ NO ☐

Indicate by check mark (“X”) whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Shares, without par value	OUTSTANDING AT OCTOBER 24, 2002 21,032,220

PECO II, INC.

SIGNATURES	11

CERTIFICATIONS	12-13

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands	September 30, 2002	December 31, 2001

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$24,350	$49,807
Accounts receivable	16,524	13,662
Inventories:
Raw materials	16,103	24,297
Work in process	594	1,490
Finished goods	2,653	3,736

Total inventories	19,350	29,523
Prepaid expenses and other current assets	902	1,292
Prepaid and refundable income taxes	10,288	7,918

Total current assets	71,414	102,202

Property and equipment, net	35,318	39,498
Other assets	13,909	18,468

Total Assets	$120,641	$160,168

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital leases	$650	$631
Accounts payable	3,435	7,411
Accrued compensation expense	2,275	2,973
Other accrued expenses and income taxes	7,891	9,836

Total current liabilities	14,251	20,851
Borrowings under line of credit	932	—
Long term debt and capital leases	9,857	10,433
Shareholders’ equity:
Common shares	2,816	2,816
Additional paid-in capital	111,661	111,731
Retained earnings (deficit)	(16,056)	15,743
Treasury shares, at cost	(2,820)	(1,406)

Total shareholders’ equity	95,601	128,884

Total liabilities and shareholders’ equity	$120,641	$160,168

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

In thousands, except per share data	2002	2001	2002	2001

Sales:

Product	9,417	10,325	23,138	64,876
E&I	8,444	12,785	28,183	18,884

	17,861	23,110	51,321	83,760

Cost of goods sold:
Product	11,582	10,231	27,106	51,769
E&I	8,220	11,086	26,357	16,024
Inventory impairment	8,000	—	8,000	—

	27,802	21,317	61,463	67,793

Gross margin	(9,941)	1,793	(10,142)	15,967
Operating expenses:
Research, development and engineering	2,263	3,217	8,192	8,389
Selling, general and administrative	4,725	4,921	14,924	13,875
Real estate impairment	2,000	—	2,000	—

	8,988	8,138	25,116	22,264

Loss from operations	(18,929)	(6,345)	(35,258)	(6,297)
Interest income	69	206	304	1,174

Loss before income taxes	(18,860)	(6,139)	(34,954)	(5,123)
Provision (benefit) for income taxes	678	(2,425)	(4,990)	(2,023)

Loss before cumulative effect of accounting change	(19,538)	(3,714)	(29,964)	(3,100)
Impairment of goodwill	—	—	(1,835)	—

Net loss	$(19,538)	$(3,714)	$(31,799)	$(3,100)

Basic loss per share before cumulative effect of accounting change	$(0.92)	$(0.17)	$(1.39)	$(0.14)

Basic loss per share	$(0.92)	$(0.17)	$(1.48)	$(0.14)

Diluted loss per share before cumulative effect of accounting change	$(0.92)	$(0.17)	$(1.39)	$(0.14)

Diluted loss per share	$(0.92)	$(0.17)	$(1.48)	$(0.14)

Weighted average common shares-outstanding
Basic	21,195	22,131	21,496	21,381

Diluted	21,195	22,131	21,496	21,381

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

In thousands	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,799)	$(3,100)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities-
Depreciation and amortization	2,699	2,672
Loss (gain) on disposals of property and equipment	14	18
Non-cash tax impairment	6,500	—
Deferred income taxes	(5,920)	(2,084)
Stock compensation expense	263	662
Impairment of goodwill	1,835	—
Non-cash inventory impairment	8,000	—
Real estate impairment	2,000	—
Working capital changes
Accounts receivable	(2,908)	21,462
Inventories	2,173	2,732
Prepaid expenses and other current assets	126	(85)
Accounts payable, other accrued expenses and accrued income taxes	(5,921)	(13,762)
Accrued compensation expense	(698)	(2,044)

Net cash provided by (used for) operating activities	(23,636)	6,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(542)	(16,007)
Acquisition of businesses, net of cash acquired	—	(5,055)
Proceeds from sale of property and equipment	9	3

Net cash used for investing activities	(533)	(21,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	84	(5)
Borrowings (repayments) under lines of credit	932	(375)
Borrowings of long-term debt	—	6,351
Repayment of long-term debt and capital leases	(557)	(368)
Purchase of treasury shares	(2,099)	(1,642)
Proceeds from issuance of common shares	352	1,770

Net cash provided by (used for) financing activities	(1,288)	5,731

Net decrease in cash	(25,457)	(8,857)
Cash and cash equivalents at beginning of period	49,807	54,920

Cash and cash equivalents at end of period	$24,350	$46,063

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$181	$1,075
Interest paid	262	241
Supplemental Disclosure of Non Cash Investing and Financing Activities:
Common shares issued in connection with acquisition	—	$9,533

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of PECO II, Inc. (the Company”) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

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

2. Treasury Shares

In September 2001 the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. On July 26, 2002, the Board approved a one million-share increase in the program. In the third quarter of 2002, we acquired 795,600 shares at a cost of $1,495,238. As of October 24, 2002, the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share since inception of the repurchase program.

3. Impairment of Goodwill

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” in July 2001. This statement was effective for us on January 1, 2002. This statement resulted in modifications to our accounting for goodwill and other intangible assets. Specifically, we ceased goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, are now subjected to new impairment testing criteria annually or more frequently when circumstances occur that goodwill might be impaired.

The Company disclosed in its second quarter 2002 Form 10-Q that it had completed the first step of the transitional goodwill impairment test and there was an indication of impairment of goodwill. The Company has now completed the second step of the impairment analysis and concluded that its goodwill balance as it pertains to its manufacturing operations is impaired as defined by SFAS 142. As a result, the Company recorded a one-time cumulative effect of a change in accounting of approximately $1.8 million, related to the Company’s acquisition of EDA Controls in 1998. This charge was recorded as of January 1, 2002.

Goodwill amortization approximated $0.5 million in the nine-month period ended September 30, 2001.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Cont.)

4. Sale of facility

During the third quarter of 2002 the Company executed a commercial contract to sell one of its excess properties for $3 million and the sale is expected to close at the end of the calendar year. The transaction should not materially affect the results of operations.

5. Inventory and real estate impairment charges

In light of the continued slump in the communications industry, during the third quarter of 2002 the Company performed an evaluation of its existing operations. The result of this evaluation was to consolidate certain production facilities and streamline its product offerings. In connection with this action the Company has provided for a write-off of approximately $8.0 million of inventory.

The Company also provided a $2 million impairment charge related to certain excess real estate to reflect the property at current fair value based upon market conditions.

6. Deferred tax asset valuation

As a result of operating losses during the nine months ended September 30, 2002 and inventory and real estate impairment charges in the third quarter of 2002, we determined that a valuation allowance was required on the deferred tax assets in the current quarter as it was more likely than not that the Company would realize only a portion of its remaining deferred tax assets. Accordingly, the Company provided a valuation allowance approximating $6.5 million. Management will continue to assess the realizability of prepaid and refundable tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. As a result, our effective benefit income tax rate was only 14.3% in the nine months ended in 2002 as compared to 39.5% in the first nine months of the prior year. Additionally, the Company is reviewing its accounting for the deferred tax asset related to stock compensation for current and prior periods subsequent to its initial public offering to determine whether additional income tax expense should be recorded in 2000 and 2001. Furthermore, since the Company has provided a valuation allowance on its entire net deferred tax assets as of September 30, 2002, adjustments to prior periods, if any, would reduce the income tax valuation allowance in 2002. While the review is not complete, the impact, if any, will not change net income before income taxes or proforma net income after stock compensation expense.

PECO II, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales declined to $17.9 million and $51.3 million, respectively, for the three and nine months ended September 30, 2002, a decrease of $5.2 million, or 23%, and $32.4 million, or 39%, respectively, compared to the corresponding prior year periods. This decrease was primarily due to the continued communications industry downturn and depressed economic conditions, which resulted in the decreased demand for power systems, power distribution equipment and systems integration. As we stated in our last quarterly report, the reduction in capital spending by communication service providers does not appear to be abating. This decline was offset partially by increased demand for engineering and installation services, largely due to our acquisitions of Thornton Communications in June 2001 and JNB Communications in August 2001. As of September 30, 2002, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $4.8 million, a 54% decline from $10.5 million at December 31, 2001.

Gross margin dollars, excluding an inventory writedown of $8.0 million, were a negative $1.9 million and a negative $2.1 million, respectively, for the quarter and nine months ended September 30, 2002, as compared to $1.8 million and $16.0 million, respectively, for the quarter and nine months ended September 30, 2001. Gross margin as a percentage of net sales, excluding the writedown, declined to (10.9)% and (4.2)% respectively, for the three and nine months ended September 30, 2002 compared to 7.8% and 19.1%, respectively, for the comparable prior year periods. The negative gross margin percentage in 2002 is due primarily to unabsorbed overhead costs attributable to lower production volume and lower E&I margins.

Research, development and engineering expense decreased to $2.3 million and $8.2 million, respectively, for the quarter and nine months ended September 30, 2002, as compared to $3.2 million and $8.4 million, respectively, for the quarter and nine months ended September 30, 2001. The decrease in expenses for the third quarter of 2002 and for the remainder of 2002 is due to fewer new projects and related decline in associated headcount which was discussed in the second quarter. As a percentage of net sales, research, development and engineering expense was 12.7% and 16.0%, respectively, for the three and nine months ended September 30, 2002 compared to 13.9% and 10.0%, respectively, in the comparable prior year periods.

Selling, general and administrative expense was $4.7 million and $14.9 million, respectively, for the quarter and nine months ended September 30, 2002, as compared to $4.9 million and $13.9 million, respectively, for the quarter and the nine months ended September 30, 2001. The decrease in the third quarter of 2002 as compared to prior year quarter and the most recent second quarter ended in 2002 resulted from reducing administrative and sales staffs in our E&I service centers to better match operating revenues as well as other cost reductions that were implemented. General and administrative expenses for the nine months ended September 30, 2002, included a $0.7 million additional provision for doubtful accounts due to the financial situation of two customers. As a percentage of net sales, selling, general and administrative expense was 26.5% and 29.1%, respectively, for the three and nine months ended September 30, 2002 compared to 21.3% and 16.6%, respectively, in the comparable prior year periods.

As a result of an evaluation to consolidate its production facilities, the Company recorded a $2 million impairment charge related to excess real estate to reflect the property at current fair value based upon market conditions.

Interest income, net, was $0.1 million and $0.3 million, respectively, in the three and nine months ended September 30, 2002 as compared to $0.2 million and $1.2 million, respectively, in the comparable prior year periods. The decrease in interest income in the current quarter and nine months ended in 2002 was due primarily to reduced investment rates and reduction of invested cash funds.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Cont.)

As a result of operating losses during the nine months ended September 30, 2002 and inventory and real estate impairment charges in the third quarter of 2002, we determined that a valuation allowance was required on the recorded deferred tax assets in the current quarter as it was more likely than not that the Company would realize only a portion of its remaining deferred tax assets. Accordingly, the Company provided a valuation allowance approximating $6.5 million. Management will continue to assess the realizability of prepaid and refundable tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. As a result, our effective benefit income tax rate was only 14.3% in the nine months ended in 2002 as compared to 39.5% in the first nine months of the prior year. Additionally, the Company is reviewing its accounting for the deferred tax asset related to stock compensation for current and prior periods subsequent to its initial public offering to determine whether additional income tax expense should be recorded in 2000 and 2001. Furthermore, since the Company has provided a valuation allowance on its entire net deferred tax assets as of September 30, 2002, adjustments to prior periods, if any, would reduce the income tax valuation allowance in 2002. While the review is not complete, the impact, if any, will not change net income before income taxes or proforma net income after stock compensation expense.

The Company disclosed in its second quarter 2002 Form 10-Q that it had completed the first step of the transitional goodwill impairment test and there was an indication of impairment of goodwill. The Company has now completed the second step of the impairment analysis and concluded that its goodwill balance as it pertains to its manufacturing operations is impaired as defined by SFAS 142. As a result, the Company recorded a one-time cumulative effect of a change in accounting of approximately $1.8 million, related to the Company’s acquisition of EDA Controls in 1998. This charge is recorded as of January 1, 2002.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures and investments, including strategic acquisitions. In August 2000 we completed an initial public offering of 5.75 million shares of common stock at $15 per share, generating net proceeds of approximately $78.3 million. A portion of these proceeds was used to repay bank indebtedness. At September 30, 2002 readily convertible cash equivalents approximated $21.6 million.

Working capital was $56.2 million at September 30, 2002, which represented a working capital ratio of 4.7 to 1, compared to $81.0 million at December 31, 2001. Our working capital declined in the first nine months due primarily to operating losses and reductions in payables and accrued expenses due to the lower business volume. Our investment in inventories and accounts receivables was $35.9 million at September 30, 2002 and $43.2 million at December 31, 2001. Accounts receivable days sales outstanding stood at 84 days at September 30, 2002 as compared to 74 days at June 30, 2002 and 54 days at December 31, 2001. The increase in days sales outstanding was due primarily to a greater percentage of revenues attributed to installation services. The discontinuance of approximately $5.3 million of inventory products in the third quarter of 2002 along with an added $2.7 million provision for excess inventory has resulted in an improvement in the inventory days on hand calculation. At September 30, 2002 inventory days on hand were 89 days on hand, as compared to 131 days on hand at December 31, 2001.

Our capital expenditures were $0.5 million for the nine months ended September 30, 2002 as we further reduced our forecasted capital expenditures to $1 million in 2002 from our original budget of $10 million due to continuing lower business volume.

Cash flows used in operating activities for the first nine months of 2002 were $23.6 million, due primarily to operating losses, an increase in accounts receivable as described above, and a decrease in accounts payable and accrued expenses due to the lower business level.

In September 2001, our Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. On July 26, 2002 the Board approved a one million share increase in the program. In the third quarter of 2002 we acquired 795,600 shares at a cost of $1,495,238.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Cont.)

During the third quarter of 2002 we executed an amended and restated loan agreement and reduced our bank loan facility to $10 million, due to the limited need to finance capital expenditures. The agreement includes the option for the bank to obtain a security interest in cash accounts, accounts receivable, and inventories in the event that tangible net worth falls below $85 million. Since our tangible net worth was below $85 million at September 30, 2002, the bank has indicated its intent to exercise its option to obtain a security interest. The amended and restated loan agreement also contains certain restrictive covenants. At September 30, 2002, we are in compliance with or have obtained waivers with respect to the restrictive covenants. On November 14, 2002, we executed a further amendment to the loan agreement to reduce the facility to $2 million and to modify certain of the restrictive covenants. This agreement expires on June 30, 2004. We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

We will expend cash funds to purchase selective strategic acquisitions to increase our product and service offerings. Our current credit agreement prohibits us from making any acquisitions without the consent of our lender.

We believe that cash and cash equivalents on hand, anticipated cash flow from operations and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies”, the Company considers certain accounting policies related to revenue recognition, inventory valuation, impairment of long lived assets, and deferred income taxes to be critical policies due to the estimation processes involved in each. We state these accounting policies in the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2001, which was filed on March 15, 2002, and at relevant sections in this discussion and analysis.

ITEM 3.	Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of September 30, 2002. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility and would be immaterial to our results from operations if rates were to increase 1% from December 31, 2001 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 2 (c)	Recent Sales of Unregistered Securities

         During the third quarter of 2002, we sold unregistered securities in the amount, at the times and for the aggregate amount of consideration as listed below. The securities were sold to purchasers directly by us and the sales did not involve any underwriter.

         From July 1, 2002 to September 30, 2002, certain of our employees and directors exercised options to purchase 1,200 common shares for an aggregate consideration of $1,130. The options exercised were issued under compensatory benefit plans in a transaction exempt under Section 4(2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933. Of the 1,200 common shares issued to employees from July 1, 2002 to September 30, 2002 from the exercise of options, options to purchase 1,200 common shares were granted on July 14, 1997.

ITEM 2 (d)	Use of Proceeds

         On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through September 30, 2002, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $15.8 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2001, which is being financed through industrial revenue bonds, and the remainder was used for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

ITEM 6 (a)	Exhibits

10.1 Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 30, 2002, between PECO II, Inc., and The Huntington National Bank

ITEM 6 (b)	Reports on Form 8-K

No current reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002	PECO II, Inc.
/s/ ALLEN J. CIZNER	/s/ BARBARA A. HAAS

Allen J. Cizner President and Chief Executive Officer	Barbara A. Haas Acting Chief Financial Officer

CERTIFICATIONS

I, Allen J. Cizner, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of PECO II, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ ALLEN J. CIZNER

Allen J. Cizner President and Chief Executive Officer

I, Barbara A. Haas, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of PECO II, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ BARBARA A. HAAS

Barbara A. Haas Acting Chief Financial Officer