Form 10-K
period 2002-12-31
PECO II INC
filed 2003-03-31
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 000-31283

PECO II, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1605456
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1376 State Route 598, Galion, Ohio 44833

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (419) 468-7600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, without par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

The number of common shares outstanding of the registrant, as of February 1, 2003, was 21,141,639 common shares. The aggregate market value on June 28, 2002 of the common shares held by non-affiliates of the registrant was approximately $47 million (computed using the closing price of $3.35 per common share as reported by Nasdaq) based on the assumption that directors and executive officers are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III hereof. Except as otherwise stated the information contained in this Form 10-K is as of December 31, 2002.

PART I

ITEM I—BUSINESS

PECO II, Inc. was organized in 1988 for the purpose of acquiring the assets of ITT’s communications power product business. ITT and its predecessors had been designing and manufacturing communications power systems since 1934. In August 2000, we completed an initial public offering of 5,750,000 of our common shares, resulting in net proceeds to us of $78.3 million. We made two strategic acquisitions in 2001 to expand our engineering and installation (E&I) service capabilities. In June 2001, we acquired Thornton Communications and in August 2001, we acquired JNB Communications. Our corporate offices are located at 1376 State Route 598, Galion, Ohio 44833, and our telephone number is (419) 468-7600.

We provide E&I on-site service, and design, manufacture and market communications power systems and equipment and offer systems integration products to the communications industry. The products we offer include power systems, power distribution equipment and systems integration products and related services. Our E&I on-site services include engineering and installation management, power monitoring systems, applications software, and customized products to meet customer needs. Our power systems provide a primary supply of power to support the infrastructure of communications service providers including local exchange carriers, long distance carriers, wireless service providers, Internet service providers and broadband access providers. Our power distribution equipment directs this power to specific customer communications equipment. Our systems integration business provides complete built-to-order communications systems assembled pursuant to customer specifications. Our operations are organized within two segments: product and services. Further information about these segments is found at Note 14 to our consolidated financial statements included at Item 8 of this Annual Report on Form 10-K.

Market Overview

During 2002, the communications industry continued its downturn caused by overcapacity, lower than expected demand, and the excessive debt levels carried by many telecommunications companies. In addition, the global economic recession continues to depress industry performance, leading to reduced capital expenditures and other cost cutting measures. As a result of the industry downturn and general economic conditions, our operating results during 2002 were adversely affected.

Prior to the industry downturn the communications industry had experienced rapid change as deregulation and privatization fueled competition and fostered the entry of new competitors. In addition, advances in technology allowed communications service providers to offer a more varied range of services. In particular, increasing Internet usage, the emerging demand for broadband services and the increasing demand for wireless services contributed to the growth in the communications industry. These technological advances required the continued deployment of new infrastructure, significant upgrades to existing systems and the continued development of higher performance equipment to meet the demands of these newly upgraded systems and the customers who utilize them.

Historically, communications power equipment and services were required by a limited number of telephony service providers. As a result of the changes in the communications industry, however, highly reliable power equipment is now used by a wide variety of existing and emerging service providers, including:

•	incumbent local exchange carriers, or ILECs, which provided local telephone service on an exclusive basis prior to deregulation, and include independent local exchange carriers and regional bell operating companies, or RBOCs;

•	competitive local exchange carriers, or CLECs, which, since deregulation, compete with ILECs to provide local communications service and include broadband service providers that offer a package of communications services;

•	long distance telephone service providers;

•	Internet service providers that offer access to the Internet;

•	backbone providers with high-bandwidth networks capable of transmitting a wide range of frequencies that other service providers use to transport voice, video and data;

•	wireless service providers, including cellular service providers, personal communications services, (PCS) companies, paging operators and specialized mobile radio operators that offer wireless communications services similar to cellular; and

•	consortium service providers that offer network management, billing and settlement services to other service providers.

These service providers prior to 2001 were making substantial capital expenditures on communications power equipment to build, upgrade and maintain their networks. While we believe that these service providers will resume capital expenditures, we cannot assure you as to when they will do so or if such expenditures will reach prior levels.

Our Business Strategy

Our objective is to capitalize on the growth in the global market for communications power equipment by increasing our market share and expanding the services and products we offer. Key elements of our strategy include:

•	Strategic Location of Service Center. This is particularly true with our E&I on-site service business, but it is also important for our power systems. We believe having the capability to provide installation services locally is important for our continued expansion. In addition to our two operational centers in Galion, Ohio; and Nashua, New Hampshire; we have local service centers in Bristol, Tennessee; Atlanta, Georgia; Dallas, Texas; and Denver, Colorado.

•	Expand Service Capabilities. We intend to put additional resources into our service capabilities, which include monitoring services and software, training and engineering and installation management. We believe there may also be an opportunity for us to take on the monitoring and service functions traditionally maintained in-house by our customers.

•	Invest in Product Line Expansion. We continue to make investments in research and development in order to meet the changing needs of our customers. Our new product development focuses on improving existing products and developing or employing new high technology products to address the needs of our customers. In 2002, we developed several new products, including the 162 Power System, a self-contained modular plug and play, expandable power and distribution solution designed to meet required industry standards.

Business Segments

Our operations are organized within two segments: product and services.

Product

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

Over 13 models engineered for use in a wide number of applications, including central office, cellular, fiber optic, microwave carrier systems, mobile radio, private branch exchanges, local and wide area networks and Internet systems. Capacities range from 3 to 10,000 Amperes.

Rectifiers	Convert incoming AC power to DC power.	Over 11 models including rectifiers designed for larger applications as well as compact “hot swappable” modular switchmode rectifiers designed to be added or replaced without powering down the system.

Power distribution equipment	Directs or distributes power from a centralized power plant to various loads or end uses.

We offer a wide range of products ranging from large battery distribution fuse boards, which provide intermediate distribution in applications where large power feeds from a power plant need to be split into smaller distributions, to smaller distribution circuits cabled directly to the load. The family includes several products designed specifically for the co-location market.

Converter plants	Converts one form of DC power to another form of DC power.	Various models available utilizing modular converter that provide 48V-12V, 24V-48V, 48V-24V and 48V-130V conversions.

Inverters	Convert power from a DC to AC power suitable for end-use applications.	Over 3 models, including 1,200 watt modular “hot swappable” and “redundant” systems and up to 7,200 watt inverters systems.

Ringing systems	Generate tones and ringing power from a DC plant.	Three models for a variety of applications, which need redundant ring and tone power.

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

Services

We offer a broad range of services that complement our product offering. These services include:

•	engineering and installation (E&I) of site power requirements to meet specific customer needs;

•	time and expense services which provide supplemental staffing or E&I crews for switching and transmission projects;

•	on call 24x7 help desk staff by qualified service technicians;

•	on-site repair by trained and qualified field services technicians;

•	technical training of customer technicians either on-site or at PECO II, Inc. facilities; and

•	preventative maintenance programs tailored to specific products or customer needs.

As a complement to our line of standard power products, we offer power equipment monitoring systems including the MACS™ family of monitor, alarm and control systems. These systems allow customers to monitor and control their power systems from a remote location. The newest member of the family is the NetMACS™, which is delivered to the customer network-ready and features embedded web pages that may be accessed by a standard web browser. Our PowerPro™ site data and management and monitoring system software provides the customer with a comprehensive data base of its equipment and allows the user to collect data from sites equipped with remote monitors. The PowerPro software is used by customers to provide readings of equipment in the field, and allows the customer to better manage its infrastructure.

Marketing and Sales

In 2002, approximately 92% of our domestic sales were direct to telecommunication service providers. The remainder of our domestic sales were made to contractors hired to provide their customers with turnkey power plants, to distributors providing warehouse functions for some of our largest customers or OEM customers. Our domestic sales efforts are divided among 10 key customer accounts and middle market groups. Our international sales efforts are primarily managed through distributors and resellers. In 2002, less than 1% of our total sales came from international customers. As of December 31, 2002, our sales and marketing force consisted of a total of 53 employees worldwide.

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

Our marketing effort focuses on enhancing market awareness of our products through industry trade shows, sales presentations, brochures, and an informative web site. We also provide customer and contractor training both on-site and at our Galion and Worthington, Ohio, and Bristol, Tennessee facilities, which we believe, helps us to generate customer loyalty and maintain close customer relationships. We believe our reputation for quality, service, technological innovation and fulfilling our customer’s unique needs gives us an opportunity to further build and enhance our brand recognition.

Customers

Our customers include regional bell operating companies, local exchange carriers, wireless service providers, Internet service providers, broadband service providers, private network operators, distributors, contractors and other service providers. In 2002, three customers, Sprint, Cingular and BellSouth, accounted for 38%, 17% and 7% of our total net sales, respectively. In 2001, three customers, Sprint, Nextel, and Level 3 Communications, accounted for 29%, 15% and 10% of our total net sales.

Substantially all of our customer contracts simply provide a framework for subsequent purchase orders and set the price of our products and services. They do not obligate a customer to purchase any amount of our products or services. These contracts typically have a term of one to three years and are not automatically renewable by their terms.

Backlog

As of December 31, 2002, the unshipped customer backlog totaled $3.9 million, compared to $10.5 million as of December 31, 2001. All of the December 31, 2002 backlog is expected to be shipped in 2003. Customers may cancel orders at any time.

Manufacturing and Quality Control

We strive to deliver our products on time and defect-free, using processes that are designed with employee involvement and focused manufacturing cell principles. Our facilities in Galion, Ohio and Nashua, New Hampshire are ISO 9001 certified for quality assurance in design and manufacturing. Because of our focus on providing customized power systems, many of our products and systems are built-to-order. We manufacture the majority of our product line and we currently outsource less than 10% of our product offerings.

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

Research, Development and Engineering

We have invested significant resources in research and development and applications engineering. In 2002, our research, development and engineering expense was $9.7 million, or 15.7% of net sales; in 2001, it was $11.2 million, or 10.5% of net sales; and in 2000 it was $9.6 million, or 6.1% of net sales. As of December 31, 2002, we had 49 full-time employees in our research, development and engineering department.

Patents and Trademarks

We use a combination of patents, trade secrets, trademarks, copyrights and nondisclosure agreements to protect our proprietary rights. Currently, we have eight patents issued in the United States and one patent application pending. Of the patents issued, two protect technology related to the development of our Valve regulated lead acid battery Management System, or VMS, and both expire on May 29, 2016. Three protect technology related to the development of our new rectifier modules and expire on October 14, 2017, January 26, 2018, and November 15, 2020, respectively. The remaining three patents issued protect technology related to our inverter modules and expires at various times through the year 2019. We also pursue limited patent protection outside the United States with one patent issued in Europe with three others accepted, to be issued in 2003. We do not believe any of our existing or pending patents are material to our business.

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

Suppliers and Raw Materials

The raw materials used in our business consist mainly of commodities including aluminum and copper, and electrical components like circuit breakers and capacitors. Copper, one of our basic raw materials, has a history of price volatility. If the price of copper were to rise significantly in the future, some of our contracts permit us to adjust the price of our products to recover all or a portion of our increased costs.

Competition

The market for our equipment and service offerings is highly competitive. Competition in the market is based on price, quality, technological capabilities and the ability to respond to customer delivery schedules. We invest significantly in research, development and engineering in order to meet the market’s demand for products incorporating latest technology.

We believe that the demand for communications services, increasing global deregulation and rapid technology advancements, characterized by shortened product lifecycles, will continue to drive competition in our industry for the foreseeable future. These developments have resulted in frequent changes to our group of competitors. In addition, as demand for infrastructure equipment for the communications industry increases, we believe significant competitive factors will include the following:

•	ability to deliver products and systems in a timely manner;

•	ability to meet the growing demand for fully customized power and integrated communications systems;

•	ability to provide products and systems with state of the art technology; and

•	ability to provide product independent engineering and installation services.

We currently face competition primarily from the three largest competitors in our market, Tyco International Ltd., Marconi Communications and Emerson Power Systems.

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

Employees

As of December 31, 2002, we had 596 full-time employees. None of our employees is represented by a labor organization. We have not experienced employment related work stoppages.

ITEM 2—PROPERTIES

The following table sets forth certain information about our principal facilities:

Location	Approximate Square Feet	Uses	Owned/Leased
Galion, Ohio	429,000	Principal executive and corporate office, sales and service office and manufacturing and assembly	Owned

Denver, Colorado(A)	162,000	Engineering and installation services and sales office	Owned

Nashua, New Hampshire(A)	130,000	Sales office and light manufacturing and assembly	Owned

Worthington, Ohio(A)	24,000	Research and development	Owned

Bristol, Tennessee	22,800	Engineering, installation services and sales office	Leased

Dallas, Texas	17,890	Engineering and installation services and sales office	Leased

Atlanta, Georgia	14,430	Engineering, installation services and sales office	Leased

(A)	The Company is currently listing these facilities as assets held for sale in the accompanying consolidated balance sheets.

We also lease sales and service offices in or near the following cities: Kansas City, Kansas, Los Angeles, California, and Milwaukee, Wisconsin. Our Nashua and Denver facilities were financed with industrial revenue bonds. We believe that we have excess capacity for our current operations and we are attempting to sell or sublease portions of our facilities in Galion, Nashua, Worthington and Denver.

ITEM 3—LEGAL PROCEEDINGS

The Company is a party to several legal proceedings and litigation arising in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, management is of the opinion that the final outcome of these matters should not have a material effect on the corporation’s results of operations or financial position.

ITEM 4—SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 4A—EXECUTIVE OFFICERS

Set forth below is certain information concerning our executive officers:

Name	Age	Position
Matthew P. Smith	49	Chairman of the Board
Allen Jay Cizner	59	President and Chief Executive Officer
Sandra A. Frankhouse	54	Secretary and Vice President of Customer Care
Barbara A. Lucas (Formerly Barbara A. Haas)	39	Assistant Treasurer

The following is a biographical summary of the business experience of our executive officers:

Matthew P. Smith has been employed by PECO II since 1989, and has served as the Chairman of the Board since June 2001. Matt served as Chief Executive Officer from 1998 to June 2002. He served as our President since 1998 to June 2001. From 1996 to 1998, he served as Secretary, Treasurer and Executive Vice President. From 1991 to 1998, he served as Secretary and Treasurer, and from 1990 to 1998, Mr. Smith served as Treasurer. Mr. Smith has been one of our directors since 1994. He holds a B.S. in mechanical engineering from Purdue University.

Allen Jay Cizner joined PECO II in January 2000 as Chief Operating Officer. Allen served as President from June 2001, and was appointed as President and Chief Executive Officer in June 2002. From 1993 until January 2000, Mr. Cizner was a principal in Cizner & Associates, Inc., a consulting business concentrating on strategic and operational assignments for health care, technology, not for profit organizations and new venture development. From 1996 to 1998, Mr. Cizner was a partner in CGI, Inc., an international trade and investment management partnership focused on opportunities in Eastern Europe. Mr. Cizner holds an M.B.A., an M.S. in industrial engineering and an M.S. and E.E. in electrical engineering from New York University.

Sandra A. Frankhouse has been employed by PECO II since 1989, and has served as Vice President of Customer Care since May 2002. She served as our Treasurer from 1998 to May 2002 and as our Secretary since 1999. From 1996 to 1998, she served as Vice President and Controller. From 1995 to 1996, she served as Director of Accounting. Ms. Frankhouse holds a B.S. in education from Central Michigan University, and a B.S. in business management from Ashland University, and is a C.P.A.

Barbara A. Lucas (Formerly Barbara A. Haas), has been employed by PECO II since 1997. In December 2002 she was appointed as Assistant Treasurer and assumed the roll of acting Chief Financial Officer in November 2002. From 2001 to 2002 she served as Director of Accounting. From 1999 to 2001 she served as Accounting Manager. From 1997 to 1999 she served as a staff accountant. Ms. Lucas holds a B.S. in accounting from Ohio State University.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Our, common shares have been traded on the Nasdaq National Market under the symbol “PIII” since our initial public offering on August 18, 2000. The high and low sales prices for our common shares reported on the Nasdaq National Market for each of the quarters are set forth in the table below:

2002	High	Low
First Quarter	$6.85	$4.22
Second Quarter	$5.17	$2.57
Third Quarter	$3.56	$1.19
Fourth Quarter	$1.76	$0.59

2001
First Quarter	$25.75	$9.75
Second Quarter	$12.44	$6.00
Third Quarter	$8.69	$2.96
Fourth Quarter	$6.44	$3.81

As of February 1, 2003, there were 667 holders of record of our common shares.

We did not pay dividends in 2000, 2001 or 2002. We do not currently plan to pay dividends. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant. Our current loan agreement restricts our ability to pay cash dividends of more than $100,000 in any fiscal year.

Recent Sales of Unregistered Securities

During the fourth quarter of 2002, no unregistered securities were sold.

Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of our common shares.

From the date of receipt of the proceeds through December 31, 2002, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.2 million was used for capital expenditures, excluding the purchase of the Denver regional service center in February 2001 which is being financed through industrial revenue bonds, and approximately $16.8 million for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing investment grade securities or guaranteed obligations of the U.S. government.

ITEM 6—SELECTED FINANCIAL DATA

This selected data in this section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements. We derived the statement of operations data for the five years ended December 31, 2002 and balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998 from the audited financial statements.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Net sales	$62,060	$106,743	$156,548	$92,049	$57,801
Cost of goods sold	68,154	88,365	109,366	65,671	39,226
Inventory impairment	8,000	—	—	—	—

Gross margin	(14,094)	18,378	47,182	26,378	18,575

Operating expenses:
Research, development and engineering	9,729	11,218	9,608	9,919	5,416
Selling, general and administrative	21,269	18,836	17,160	16,557	6,768
Real estate impairment	2,000	—	—	—	—

	32,998	30,054	26,768	26,476	12,184

Income (loss) from operations	(47,092)	(11,676)	20,414	(98)	6,391
Interest income (expense), net	308	1,300	(164)	(818)	(276)

Income (loss) before income taxes and before cumulative effect of accounting change	(46,784)	(10,376)	20,250	(916)	6,115
Provision (benefit) for income taxes	(6,916)	(3,695)	8,158	(364)	2,354

Net income (loss) before cumulative effect of accounting change	(39,868)	(6,681)	12,092	(552)	3,761
Impairment of goodwill	(1,835)	—	—	—	—

Net income (loss)	$(41,703)	$(6,681)	$12,092	$(552)	$3,761

Net income (loss) per common share before cumulative effect or accounting change:
Basic	$(1.85)	$(0.31)	$0.72	$(0.04)	$0.28

Diluted	$(1.85)	$(0.31)	$0.68	$(0.04)	$0.25

Net income (loss) per common share:
Basic	$(1.94)	$(0.31)	$0.72	$(0.04)	$0.28

Diluted	$(1.94)	$(0.31)	$0.68	$(0.04)	$0.25

Weighted average number of common shares:
Basic	21,506	21,579	16,908	13,900	13,521
Diluted	21,506	21,579	17,876	13,900	14,765

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Working capital	$51,911	$81,351	$98,477	$24,329	$10,487
Total assets	108,856	160,168	154,146	68,798	32,088
Total long-term liabilities	691	10,433	4,941	21,194	5,653
Total shareholders’ equity	85,787	128,884	124,880	27,538	15,531

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

You should read this discussion together with the consolidated financial statements and other financial information elsewhere in this Form 10-K.

Overview

We provide E&I on-site services, and design, produce, manufacture and market a broad line of power systems and equipment for the communications industry. Our products and services are used by communication access providers in the local exchange, long distance, wireless, Internet and broadband communications markets.

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

Our operating results during 2002 continued to be adversely affected by the extended downturn in the communications industry and by the global economic recession. In this depressed industry and general economic environment, many of our customers have deferred capital spending, reduced their equipment purchases and announced plans to further reduce their capital expenditures in 2003. If industry or economic conditions do not improve, or if they worsen, we may continue to experience adverse effects on our business, operating results, and financial condition.

During 2002, we placed a strong emphasis on growing our service business, and in developing new customer and market opportunities. Revenues from our services business exceeded 50% of total revenue in fiscal year 2002, which helped to offset the decreased demand for our power systems, power distribution, and systems integration products. We successfully developed new customers and positioned into new markets. We continued to take actions during 2002 to evaluate, make strategic investments and realignments to our business model to reflect the reality of the market environment. We had work force reductions in 2002 and early 2003. We have reviewed our physical facilities, and have listed our Nashua, New Hampshire, Denver, Colorado and Worthington, Ohio facilities for sale and expect them to be sold during the next twelve months. Additionally, we are reviewing our options related to our expanded Galion facilities and may offer a portion for sale. We sold our Dallas Production facility in December 2002, and eliminated support systems which were no longer in line with our going forward plans. We continue to work on our business model so that we can provide shareholder value in the current environment, and when demand returns, our capacity can accommodate it with healthy margins.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management’s judgment and available information and consequently, actual results could be different from these estimates.

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

Inventory Valuation

In light of the continued slump in the telecommunication industry, during the third quarter of 2002 the Company performed an evaluation of its existing operations. The result of this evaluation was to consolidate certain production facilities and streamline its product offerings. In connection with this action the Company has provided for a write-off and disposed of approximately $8.0 million of inventory.

Impairment of Long Lived Assets

During the fourth quarter of 2002, the Company listed their Nashua, New Hampshire, Denver, Colorado and Worthington, Ohio facilities for sale and expects to dispose of these assets in 2003. The land, building and building improvements have been classified as assets held for sale as of December 31, 2002. The Company recorded an asset impairment charge in 2002 of $2.0 million to reflect the assets held for sale at their estimated realizable values based upon market conditions.

Results of Operations

The following table shows, for the periods indicated, selected items from our consolidated statement of operations, as a percentage of net sales:

	Years Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	109.8	82.8	69.9
Inventory impairment	12.9	—	—

Gross margin	(22.7)	17.2	30.1
Operating expenses:
Research, development and engineering	15.7	10.5	6.1
Selling, general and administrative	34.2	17.6	11.0
Real estate impairment	3.2	—	—

	53.1	28.1	17.1

Income (loss) from operations	(75.8)	(10.9)	13.0
Interest income (expense), net	0.5	1.2	(0.1)

Income (loss) before income taxes and before cumulative effect of accounting change	(75.3)	(9.7)	12.9
Provision (benefit) for income taxes	(11.1)	(3.4)	5.2

Net income (loss) before cumulative effect of accounting change	(64.2)	(6.3)	7.7
Impairment of goodwill	(3.0)	—	—

Net income (loss)	(67.2)%	(6.3)%	7.7%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales.    Net sales declined $44.7 million, or 42%, to $62.1 million for the year ended December 31, 2002 from $106.7 million for the year ended December 31, 2001. This decline was primarily due to the industry downturn and depressed economic conditions in 2002, which resulted in a decrease by $45.1 million in sales of power systems, power distribution equipment and systems integration, offset by an increase of $0.4 million in service sales. Net sales of our product and services segments were $29.9 million and $32.1 million, respectively, for the year ended December 31, 2002 compared to $75.1 million and $31.2 million, respectively, for the year ended December 31, 2001. As of December 31, 2002, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had declined to $3.9 million from $10.5 million at December 31, 2001.

Gross Margin.    Gross margin dollars declined $32.5 million to a negative margin of $(14.1) million in 2002 as compared to a margin of $18.4 million in 2001. Gross margin as a percentage of net sales declined to (22.7)% in 2002 compared to 17.2% in 2001. Gross margin declined in 2002, due in part, to a write off and liquidation of obsolete and excess inventory of $8 million in the product segment of the business attributed to our product rationalization review. Additionally, the negative gross margin is also attributed to the lower sales volume due to the downturn in the communications industry, which significantly increased our unabsorbed capacity. Cost cutting measures, including elimination of facilities, were put in place during 2002, and are expected to continue into 2003, in order to align various fixed costs with the anticipated sales volume. Gross margin dollars of our product and services segments were $(14.4) million and $290,000, respectively, during 2002 compared to $13.8 million and $4.6 million, respectively, during 2001.

Research, Development and Engineering.    Research, development and engineering expense decreased to $9.7 million in 2002 from $11.2 million in 2001, representing a decrease of $1.5 million. As a percentage of net sales, research, development and engineering expense increased to 15.7% in 2002 from 10.5% in 2001. This percentage increase is strictly due to the lower sales volume, as we continued to decrease these expenses in the last half of 2002. Fourth quarter 2002 research, development, and engineering expense was $1.5 million, compared to $2.8 million in the fourth quarter 2001. This represents a 45.7% decrease, demonstrating the continued effort to align costs with the lower sales volume.

Selling, General and Administrative.    Selling, general and administrative expense increased to $23.3 million in 2002 from $18.8 million in 2001, representing an increase of $4.5 million. During the third quarter of 2002, approximately $2.0 million in selling, general and administrative expense resulted from an impairment charge related to the writedown of excess real estate. This property is currently held for sale in the accompanying consolidated balance sheets. The product segment also abandoned certain manufacturing software during the fourth quarter of 2002, which resulted in a $2.4 million charge. As a percentage of net sales, selling, general and administrative expense increased to 37.4% in 2002 from 17.6% in 2001. Excluding the afore mentioned non-recurring items, totaling $4.4 million, 2002 selling, general and administrative expense was $20.9 million. Cost cutting strategies continued during the third and fourth quarters of 2002. If not for the real estate impairment charge, third quarter expense would have been $4.7 million and excluding the software write off, fourth quarter expense was $4.0 million.

Interest Income.    Interest income, net, was $0.3 million in 2002 compared to $1.3 million in 2001. The decrease in interest income, net, in the current year is due primarily to the increased use of cash for operations and less cash available for investment purposes as well as lower interest rates.

Income Taxes.    As a result of our significant operating losses in 2002, we determined a valuation allowance for our net deferred tax assets was required and accordingly our effective benefit income tax rate was 14.8% in 2002, compared to a benefit of 35.6% in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales.    Net sales declined $49.8 million, or 32%, to $106.7 million for the year ended December 31, 2001 from $156.5 million for the year ended December 31, 2000. This decline was primarily due to the industry downturn and depressed economic conditions in 2001 which resulted in the decreased demand for power systems, power distribution equipment and systems integration, which was offset partially by increased demand for engineering and installation on-site services, largely due to our acquisitions of Thornton Communications and JNB Communications. As of December 31, 2001, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had declined to $10.5 million from $24.2 million at December 31, 2000.

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

Research, Development and Engineering.    Research, development and engineering expense increased to $11.2 million in 2001 from $9.6 million in 2000, representing an increase of $1.6 million. The increase related to the continued development of new products. As a percentage of net sales, research, development and engineering expense increased to 10.5% in 2001 from 6.1% in 2000.

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

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. In August 2000 we completed an initial public offering of 5.75 million common shares at $15.00 per share, generating net proceeds of approximately $78.3 million. A portion of these net proceeds was used to reduce bank indebtedness. At December 31, 2002, available cash equivalents approximated $20.1 million. Additionally, we expect tax refunds of approximately $12.5 million in the second quarter of 2003.

Working capital was $51.9 million at December 31, 2002, which represented a working capital ratio of 3.3 to 1, compared to $81.4 million, or 4.9 to 1, at December 31, 2001. A reduction in cash of $24.1 million was the largest contributor to the decrease in working capital. Our investment in inventories and accounts receivables was $26.5 million, $43.2 million and $63.9 million at December 31, 2002, 2001 and 2000, respectively. Our capital expenditures were $0.9 million, $17.3 million and $9.1 million in 2002, 2001 and 2000, respectively. We have reduced our budgeted capital expenditures to $0.5 million in 2003 due to continuing lower than expected business volume. Accounts receivable days sales outstanding stood at 66 days at December 31, 2002 as compared to 84 days at September 30, 2002, and 54 days at December 31, 2001. The decrease in days sales outstanding from September 30, 2002 to December 31, 2002 was due primarily to a decrease of revenues attributed to installation services. The discontinuance of approximately $5.3 million of inventory products in the third quarter of 2002 along with an added $2.7 million provision for excess inventory has resulted in an improvement in the inventory days on hand calculation. At December 31, 2002 inventory days on hand were 120 days, as compared to 131 days on hand at December 31, 2001.

Cash flows used by operating activities were $23.8 million in 2002, a decline of $35.2 million, from a positive cash flow, from operation activities of $11.4 million in comparison with 2001, due primarily to lower operating margins. Several cost cutting measures were implemented in 2002, however the lower sales volume experienced in 2002 contributed to the lower operations margins.

In August 2001 we entered into adjustable rate industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. The $2 million Series A Bonds bear interest at 1.75% at December 31, 2002. The $4.5 million Series B Bonds bear interest at 1.75% at December 31, 2002. We intend to pay the obligation in 2003, since we expect to sell the facilities that secure this debt. As such, the debt has been classified as a current liability in the accompanying financial statements.

In September 2001 the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. As of December 31, 2001 we had acquired 408,000 shares at a cost of $1.6 million. During the second quarter of 2002 we acquired 181,112 shares at a cost of $604,000. On July 26, 2002, the Board approved a one million share increase in the program. During the third quarter of 2002 we acquired 795,600 shares at a cost of $1.5 million, and in the fourth quarter we acquired 1,000 shares at a cost of $1,470. As of December 31, 2002 the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share.

During the fourth quarter of 2002 we executed a fourth amendment to our second amended and restated loan and security agreement (the “Loan Agreement”) and reduced our bank loan facility to $2 million, due to the limited need to finance capital expenditures. The amendment included the option for the bank to obtain a security interest in cash accounts, accounts receivable, and inventories in the event that tangible net worth falls below $78 million. Since our tangible net worth was below $78 million at December 31, 2002, the bank exercised its option to obtain a security interest. The amendment also required us to maintain liquidity of not less than $10 million. The Loan Agreement also contains certain other restrictive covenants.

We executed a fifth amendment to the Loan Agreement effective as of January 1, 2003, which waived the tangible net worth covenant non-compliance and further reduced our bank loan facility to $750,000. The amendment also modified the tangible net worth covenant and required that we maintain liquidity of not less than $13 million through and including May 30, 2003 and not less than $15 million beginning May 31, 2003 and continuing thereafter. As a condition of entering into the amendment, we were required to deposit $10.3 million into a pledge account with the bank. The pledge will be reduced as the obligations to the bank with respect to the industrial revenue bond agreements are reduced. At December 31, 2002, we complied with all other covenants under the Loan Agreement. As of December 31, 2002, there were no borrowings on our unsecured $2 million loan agreement.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

We believe that cash and cash equivalents, anticipated cash flow from operations, an expected tax refund, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

The Company has capital lease agreements for computer, machinery and office equipment that expire through 2007. Future minimum annual lease payments required during the years ending in 2003 through 2007 are $377,000, $209,000, $121,000, $121,000 and $389,000, respectively.

The Company has operating leases covering certain office facilities, and equipment that expire at various dates through 2006. Future minimum annual lease payments required during the years ending in 2003 through 2006 under non-cancelable operating leases having an original term of more than one year are, $383,000, $227,000, $140,000 and $30,000, respectively.

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS 141), “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” The statements are effective for us on January 1, 2002. These statements resulted in modifications relative to our accounting for goodwill and other intangible assets. Specifically, we ceased goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets including goodwill are now subject to new impairment testing criteria. Impairment charges of $1.8 million associated with goodwill were recognized in the first quarter of 2002 as a cumulative effect of accounting change.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The standard applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has adopted this standard on January 1, 2003. The adoption of this standard does not have a material impact on the Company’s financial position or results of operations.

In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement during 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based  Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-

based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company has adopted the additional disclosure provisions in the fourth quarter of 2002. The Company intends to continue following the intrinsic value based method when the remaining portion of the standard is adopted in fiscal year 2003.

ITEM 7A—QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate or foreign currency transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of December 31, 2002 and 2001, respectively.

Our primary interest rate risk exposure results from our revolving loan facility. We had no borrowings under our revolving loan facility at December 31, 2002. We currently do not hedge our exposure to floating interest rate risk.

Forward-Looking Statements

We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Form 10-K includes forward-looking statements relating to our business. Forward-looking statements contained herein or in other statements made by us are made based on our management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	general economic, business and market conditions;

•	competition;

•	decreases in spending by our communications industry customers;

•	the loss of a major customer or customers;

•	our ability to identify, consummate and integrate the operations of suitable acquisition targets;

•	the impact of changing global, political and economic conditions;

•	our ability to expand our international operations;

•	our relations with our employees;

•	our ability to meet the high standards of quality and reliability that communications service providers expect from communications equipment suppliers;

•	variability in our operating results;

•	our ability to attract and retain key personnel;

•	our ability to keep up with the rapid technological changes, evolving industry standards, changing customer needs and frequent new equipment and service introductions in the communications industry; and

•	our ability to protect our proprietary information.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PECO II, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of PECO II, Inc.

We have audited the accompanying consolidated balance sheet of PECO II, Inc. (an Ohio Corporation) as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PECO II, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 23, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PECO II, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

As discussed above, the consolidated financial statements of PECO II, Inc. as of December 31, 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

1.  As described in Note 1, these consolidated financial statements have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, which was adopted by the Company in the fourth quarter of 2002. Our audit procedures with respect to 2001 and 2000 included (a) agreeing the adjustments to reported net income representing stock compensation expense (including any related tax effects) to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income, and the related earnings-per-share amounts.

2.  As described in Note 2, these consolidated financial statements have been revised to include the transition disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to 2001 and 2000 included (a) agreeing previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods relating to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts.

3.  The consolidated statements of operations for each of the two years in the two-year period ending December 31, 2001 have been revised to further detail net sales, cost of goods sold and gross margin by business segment. Our audit procedures with respect to 2001 and 2000 included (a) agreeing the reported amounts to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the break-out.

4.  In addition, the information in Note 14, “Business Segments”, for each of the two years in the two-year period ending December 31, 2001 have been revised to present this segment disclosure. Our audit procedures with respect to 2001 and 2000 included (a) agreeing the reported amounts to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the additional disclosure.

In our opinion, such disclosures and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/    GRANT THORNTON LLP

Cleveland, Ohio

January 29, 2003

The following is a copy of the previous issued Report of Independent Public Accountants

The predecessor auditor (who has ceased operations) has not reissued the report.

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

ARTHUR ANDERSEN LLP

Cleveland, Ohio,

January 23, 2002

PECO II, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$25,674	$49,807
Accounts receivable	7,802	13,662
Inventories	18,738	29,523
Prepaid expenses and other current assets	1,170	1,292
Refundable and deferred income taxes	12,500	7,918
Assets held for sale	8,405	—

Total current assets	74,289	102,202

Property and equipment, at cost:
Land and land improvements	254	453
Buildings and building improvements	11,462	21,809
Machinery and equipment	9,833	9,704
Furniture and fixtures	8,485	12,099
Construction in progress	—	3,372

	30,034	47,437
Less-accumulated depreciation	(9,181)	(7,939)

	20,853	39,498
Other Assets:
Restricted industrial revenue bond funds	137	142
Goodwill and other intangibles, net	13,542	15,377
Deferred income taxes	—	2,949
Long term notes receivable	35	—

Total Assets	$108,856	$160,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$9,425	$335
Capital leases payable	316	296
Accounts payable	2,799	7,411
Accrued compensation expense	1,587	2,973
Other accrued expenses	7,638	9,087
Accrued income taxes	613	749
Borrowings under line of credit	—	—

Total current liabilities	22,378	20,851

Long-term Liabilities:
Long-term debt, net of current portion	—	9,425
Capital leases payable, net of current portion	691	1,008

Total long-term liabilities	691	10,433
Shareholders’ Equity:
Common shares, no par value: authorized 50,000,000 shares; 22,201,666 shares issued at December 31, 2002 and 2001	2,816	2,816
Additional paid-in capital	111,335	111,731
Retained earnings/(deficit)	(25,960)	15,743
Treasury shares, at cost, 1,060,027 and 354,186 shares at December 31, 2002 and 2001, respectively	(2,404)	(1,406)

Total shareholders’ equity	85,787	128,884

Total Liabilities and Shareholders’ Equity	$108,856	$160,168

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Net sales:
Product	$29,923	$75,065	$150,641
Services	32,137	31,678	5,907

	62,060	106,743	156,548
Cost of goods sold:
Product	36,307	61,277	104,429
Services	31,847	27,088	4,937
Inventory impairment	8,000	—	—

	76,154	88,365	109,366
Gross margin:
Product	(14,384)	13,788	46,212
Services	290	4,590	970

	(14,094)	18,378	47,182
Operating expenses:
Research, development and engineering	9,729	11,218	9,608
Selling, general and administrative	21,269	18,836	17,160
Real estate impairment	2,000	—	—

	32,998	30,054	26,768

Income (loss) from operations	(47,092)	(11,676)	20,414
Interest income (expense), net	308	1,300	(164)

Income (loss) before income taxes and before cumulative effect of accounting change	(46,784)	(10,376)	20,250
Provision (benefit) for income taxes	(6,916)	(3,695)	8,158

Income (loss) before cumulative effect of accounting change	(39,868)	(6,681)	12,092
Impairment of goodwill	(1,835)	—	—

Net income (loss)	$(41,703)	$(6,681)	$12,092

Net income (loss) per common share before cumulative effect of accounting change:
Basic	$(1.85)	$(0.31)	$0.72

Diluted	$(1.85)	$(0.31)	$0.68

Basic earnings (loss) per share	$(1.94)	$(0.31)	$0.72

Diluted earnings (loss) per share	$(1.94)	$(0.31)	$0.68

Weighted average common shares outstanding:
Basic	21,506	21,579	16,908
Diluted	21,506	21,579	17,876

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Shares		Additional Paid-In Capital	Retained Earnings / (Deficit)	Treasury Shares		Total
	Number	Amount			Number	Amount
Balance, December 31, 1999	14,354,700	$1,822	$15,384	$10,332	—	$0	$27,538
Public sale of common shares	5,750,000	729	77,594	—	—	—	78,323
Stock options exercised	826,950	104	2,547	—	—	—	2,651
Stock compensation expense, net	—	—	4,276	—	—	—	4,276
Net income	—	—	—	12,092	—	—	12,092

Balance, December 31, 2000	20,931,650	2,655	99,801	22,424	—	—	124,880
Stock options and stock purchase plans.	384,016	49	1,709	—	53,814	236	1,994
Issuance of stock for business acquisition	886,000	112	9,421	—	—	—	9,533
Purchase of treasury shares	—	—	—	—	(408,000)	(1,642)	(1,642)
Stock compensation expense, net	—	—	800	—	—	—	800
Net loss	—	—	—	(6,681)	—	—	(6,681)

Balance, December 31, 2001	22,201,666	2,816	111,731	15,743	(354,186)	(1,406)	128,884
Stock options and stock purchase plans.	—	—	(662)	—	271,871	1,103	441
Purchase of treasury shares	—	—	—	—	(977,712)	(2,101)	(2,101)
Stock compensation expense, net	—	—	266	—	—	—	266
Net loss	—	—	—	(41,703)	—	—	(41,703)

Balance, December 31, 2002	22,201,666	$2,816	$111,335	$(25,960)	(1,060,027)	$(2,404)	$85,787

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(41,703)	$(6,681)	$12,092
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,799	3,885	1,901
Goodwill impairment	1,835	—	—
Loss on disposals of property and equipment	2,495	37	14
Deferred income taxes	5,963	895	(1,088)
Inventory writedown	8,000	—	—
Asset impairment	2,000	—	—
Stock compensation expense	266	800	4,276
Working capital changes:
Accounts and notes receivable	5,825	22,482	(7,299)
Inventories	2,785	4,003	(14,788)
Prepaid expenses and other current assets	122	(4,848)	(495)
Accounts payable, other accrued expenses and accrued income taxes	(13,793)	(7,016)	5,442
Accrued compensation expense	(1,386)	(2,135)	481

Net cash provided by (used for) operating activities	(23,792)	11,422	536

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(862)	(17,312)	(9,138)
Acquisition of business, net of cash acquired	—	(5,055)	—
Proceeds from sale of property and equipment	2,808	20	36

Net cash provided by (used for) investing activities	1,946	(22,347)	(9,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	5	(89)	130
Repayments under lines of credit	—	(375)	(7,995)
Borrowings of long-term debt and capital leases	—	6,350	—
Repayments of long-term debt and capital leases	(632)	(426)	(9,922)
Public sale of common shares	—	—	78,323
Proceeds from issuance of common shares	441	1,994	2,651
Purchase of treasury shares	(2,101)	(1,642)	—

Net cash provided by (used for) financing activities	(2,287)	5,812	63,187

Net increase (decrease) in cash	(24,133)	(5,113)	54,621
Cash and cash equivalents at beginning of period	49,807	54,920	299

Cash and cash equivalents at end of period	$25,674	$49,807	$54,920

Supplemental Disclosure of Cash Flow Information:
Income taxes paid/(refund)	$(5,329)	$2,178	$8,910
Interest paid	330	347	1,373
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital lease obligation incurred for leases of new equipment.	—	—	3
Common shares issued in connection with acquisition	—	9,533	—

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

Nature of Business

The Company provides engineering and installation on-site services and designs, manufactures and markets communications power systems and equipment and offers systems integration products and related services for the communications industry. The Company operates in two business segments: product and services. The products offered include power systems, power distribution equipment, engineering and installation services, and system integration products.

Cash and Cash Equivalents

Cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash and have original maturities of three months or less.

Accounts Receivable

Accounts receivable are net of the allowance for doubtful accounts of $677 and $768 at December 31, 2002 and 2001, respectively.

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

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equipment under capital leases is amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets. The provision for depreciation for the years ended December 31, 2002, 2001 and 2000 is $3,799, $3,079 and $1,792, respectively.

Assets Held for Sale

The telecommunications industry has continued to experience a downturn. Management has evaluated its business strategies and has determined that certain real property used in its product segment are no longer needed.

During the fourth quarter of 2002, the Company listed their Nashua, Denver and Worthington facilities for sale and expects to dispose of these assets in 2003. The land, building and building improvements have been classified as assets held for sale as of December 31, 2002. The Company recorded an asset impairment charge in 2002 of $2,000 to reflect the assets held for sale at their estimated realizable values based upon market conditions.

Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired through acquisition. In accordance with SFAS 142 “Goodwill and other Intangible Assets”, we have ceased goodwill amortization.

Other Accrued Expenses

Other accrued expenses at December 31, 2002 and 2001 consist of the following:

	December 31,
	2002	2001
Accrued warranty costs	$560	$679
Customer deposits	976	2,284
Taxes, other than income taxes	1,626	1,750
Medical and workers compensation insurance	877	893
Litigation accrual	3,000	3,000
Other	599	481

Total.	$7,638	$9,087

Warranties

The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

The changes in the Company’s accrued product warranty costs are as follows:

	December 31,
	2002	2001
Liability, beginning of year	$679	$1,248
Expense	21	190
Warranty Claims	(140)	(759)

Liability, end of year	$560	$679

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, trade accounts receivable, accounts payable, borrowings under lines of credit and long-term debt. The Company does not hold or issue financial instruments for trading purposes. All financial instruments are considered to have a fair value, which approximates carrying value at December 31, 2002 and 2001. Financial instruments that potentially subject the Company to concentration of credit risk consist of trade accounts receivable. Trade accounts receivable due from three customers at December 31, 2002 and 2001 was $4,416 and $8,361, respectively, which accounted for 56.6% and 61.2% of total accounts receivable due at these dates.

Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 8. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for its plans. Stock expense in 2002, 2001 and 2000 is the result of stock options issued prior to the Company’s IPO in August 2000 with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, using the assumptions described in Note 8, to its stock-based employee plans.

	Year ending December 31,
	2002	2001	2000
Net income (loss), as reported	$(41,703)	$(6,681)	$12,092
Less: Stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(583)	(1,552)	(2,116)

Pro forma net income	$(42,286)	$(8,233)	$9,976

Earnings (loss) per share
Basic—as reported	$(1.94)	$(0.31)	$0.72

Basic—pro forma	$(1.97)	$(0.38)	$0.59

Diluted—as reported	$(1.94)	$(0.31)	$0.68

Diluted—pro forma	$(1.97)	$(0.38)	$0.56

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impact of New Accounting Standards

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS 141), “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” The statements are effective for us on January 1, 2002. These statements resulted in modifications relative to our accounting for goodwill and other intangible assets. Specifically, we ceased goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets including goodwill are now subject to new impairment testing criteria. Impairment charges of $1,835 associated with goodwill were recognized in the first quarter of 2002 as a cumulative effect of accounting change.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The standard applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has adopted this standard on January 1, 2003. The adoption of this standard does not have a material impact on the Company’s financial position or results of operations.

In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, related to the disposal of a segment of a business. This statement amends certain provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement during 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an Amendment of FASB Statement No.123”. This statement amends SFAS

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company has adopted the additional disclosure provisions in the fourth quarter of 2002. The Company intends to continue following the intrinsic value based method when the remaining portion of the standard is adopted in fiscal year 2003.

2.    Goodwill

On June 6, 2001, the Company acquired all of the common stock of Thornton Communications Co., Inc. of Bristol, Tennessee, a telecommunications provider of contract and engineering, furnishing and installation services for approximately $13,000 of which $3,400 was cash and the remaining consideration was 886,000 shares of the Company’s common stock at $10.76 per share. The investment in excess of the fair market value of assets purchased was approximately $12,400 and was being amortized over 7-15 years.

On August 7, 2001, the Company acquired the assets of JNB Communications Inc., a South Carolina-based provider of telecommunications installation services for $1,800. The investment in excess of the fair market value of assets purchased was approximately $1,800 and was being amortized over 15 years.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,”. Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is no longer amortized. Prior to January 1, 2002 goodwill was being amortized on a straight-line basis over a period of 15 years. As a result of the adoption of SFAS No. 142, the $13,542 carrying value of remaining goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

Impairment testing for goodwill is done at a reporting unit level. Currently, we have identified two reporting units (product and services) under the criteria set forth by SFAS No. 142. An impairment loss may be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

As of January 1, 2002, the carrying value of goodwill was $15,377 and was assigned to the product ($1,835) and the service ($13,542) reporting units. The Company performed the goodwill impairment test subsequent to the end of the first quarter of 2002 by comparing the carrying value of the reporting units (as of January 1, 2002) to fair value and concluded that there was impairment of the goodwill of the product reporting unit. However, the impairment test for the service reporting unit, which was acquired in 2001, indicated that there was no impairment of the goodwill for this reporting unit.

The Company’s assessment of goodwill is based on the requirements of SFAS No. 142, which requires management to estimate the fair value of the company and its reporting units. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For goodwill, any one of a number of future events, including a continued telecommunication industry downturn, could cause the Company to conclude that impairment indicators exist and the carrying value of these assets cannot be recovered.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income (loss) and earnings (loss) per share, adjusted to include the non-amortization provisions of SFAS No. 142, net of tax, are as follows:

	Year ended December 31,
	2002	2001	2000
Net income (loss):
Reported net income (loss)	$(41,703)	$(6,681)	$12,092
Goodwill amortization	—	511	71

Adjusted net income (loss)	$(41,703)	$(6,170)	$12,163

Basic earnings (loss) per share:
Report net income (loss)	$(1.94)	$(0.31)	$0.72
Goodwill amortization	—	.02	—

Adjusted net income (loss)	$(1.94)	$(0.29)	$0.72

Diluted earnings (loss) per share:
Reported net income (loss)	$(1.94)	$(0.31)	$0.68
Goodwill amortization	—	.02	—

Adjusted net income (loss)	$(1.94)	$(0.31)	$0.68

3.    Inventories

Inventories are summarized as follows:

	December 31,
	2002	2001
Raw materials	$15,664	$24,297
Work-in-process	1,027	1,490
Finished goods	2,047	3,736

	$18,738	$29,523

4.    Line of Credit and Long-Term Debt

During the fourth quarter of 2002 the Company executed a fourth amendment to its second amended and restated loan and security agreement (the “Loan Agreement”) and reduced its bank loan facility to $2 million, due to the limited need to finance capital expenditures. The amendment included the option for the bank to obtain a security interest in cash accounts, accounts receivable, and inventories in the event that tangible net worth falls below $78 million. Since the Company’s tangible net worth was below $78 million at December 31, 2002, the bank exercised its option to obtain a security interest. The amendment also required the Company to maintain liquidity of not less than $10 million. The Loan Agreement also contains certain other restrictive covenants.

The Company executed a fifth amendment to the Loan Agreement effective as of January 1, 2003, which waived the tangible net worth covenant non-compliance and further reduced its bank loan facility to $750,000. The amendment also modified the tangible net worth covenant and required that the Company maintain liquidity of not less than $13 million through and including May 30, 2003 and not less than $15 million beginning May 31, 2003 and continuing thereafter. As a condition of entering into the amendment, the Company was required to deposit $10.3 million into a pledge account with the bank. The pledge will be reduced as the obligations to the bank with respect to the industrial revenue bond agreements are reduced. At December 31, 2002, the Company complied with all other covenants under the Loan Agreement. As of December 31, 2002, there were no borrowings on the Company’s unsecured $2 million loan agreement.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s long-term debt outstanding is as follows:

	December 31,
	2002	2001
Industrial revenue bonds for $3,500 from the state of New Hampshire, due September 2019 payable in monthly installments into a trust, including interest at 1.86%	$3,135	$3,260
Industrial revenue bonds for $6,500 from the county of Arapahoe, Colorado; $2,000 Series A Bonds due August 2021, adjustable rate interest at 1.75%; $4,500 Series B Bonds due August 2017, adjustable rate interest at 1.75%	6,290	6,500

Total	9,425	9,760
Less—current portion	9,425	335

	$0	$9,425

In the fourth quarter 2002 in conjunction with the Company’s analysis of their ongoing operations, it was determined that the Nashua and Denver facilities would be placed on the market and held for sale. As such, the related debt and deferred costs of these two facilities have been presented as a current obligation as of December 31, 2002.

5.    Asset Impairment Charges

In light of the continued slump in the telecommunication industry, during the third quarter of 2002 the Company performed an evaluation of its existing operations. The result of this evaluation was to consolidate certain production facilities and streamline its product offerings. In connection with this action the Company has provided for a write-off and disposed of approximately $8.0 million of inventory.

The Company also provided a $2 million impairment charge related to certain excess real estate to reflect the property at current fair value based upon market conditions.

6.    Commitments

The Company leases computers, machinery and office equipment under capital lease agreements that expire through the year 2007. The amount of the capital leases included in property and equipment at December 31, 2002 and 2001 is summarized as follows:

	December 31,
	2002	2001
Furniture and equipment	$1,971	$1,979
Less-accumulated depreciation	649	455

	$1,322	$1,524

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under the capital leases are as follows:

2003	$377
2004	209
2005	121
2006	121
2007	389

Total minimum lease payments	1,217
Less—amounts representing interest	210

Present value of future minimum lease payments	1,007
Less—current maturities	316

Long-term capital leases	$691

The Company has operating leases covering certain office facilities, and equipment that expire at various dates through 2006. Future minimum annual lease payments required during the years ending in 2003 through 2006 under noncancelable operating leases having an original term of more than one year are $383, $227, $140 and $30, respectively. Aggregate rental expense on noncancelable operating leases for the years ended in 2002, 2001and 2000 approximated $769, $563, and $399 respectively.

7.    Contingencies

The Company is a party to several legal proceedings and litigation, which have arisen in the ordinary course of business or assumed in connection with an acquisition. Although the outcome of such items cannot be determined with certainty, management believes the amount of additional costs in excess of recorded amounts should not materially affect the financial position or results of operations of the Company.

The Company adopted a self-funded employee benefit plan for employee health care coverage for fiscal year 2002. The Company obtains stop-loss coverage from an insurance carrier to limit its liability. Effective January 2003, the Company changed from a self-funded health care coverage, to a fully insured health care coverage.

8.    Stock Option Plans

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

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash option was terminated. Accordingly, the Plans are considered compensatory up to the initial public offering and compensation expense related to the increase in value of the options was recorded as follows:

	December 31,
	2002	2001	2000
Cost of Goods Sold	$4	$126	$296
Research, Development and Engineering	2	71	171
Selling, General and Administrative	6	196	475

	$12	$393	$942

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

	December 31,
	2002	2001
Cost of Goods Sold	$81	$266
Research, Development and Engineering	46	149
Selling, General and Administrative	127	415

	$254	$830

Information relating to the Company’s outstanding option plans is as follows:

	Total Options	Option Price	Weighted Average Option Price
Shares under option at December 31, 1999	1,590,300	$0.60 – 3.10	$1.69
Granted	985,854	15.00 – 20.125	15.66
Forfeited/canceled	(81,800)	0.60 – 15.00	5.67
Exercised	(826,950)	0.60 – 3.10	1.22

Shares under option at December 31, 2000	1,667,404	0.60 – 20.125	2.67
Granted	383,602	6.35 – 18.00	8.15
Forfeited/canceled	(144,899)	0.94 – 20.125	6.71
Exercised	(286,500)	0.60 – 15.00	2.77

Shares under option at December 31, 2001	1,619,607	0.94 – 20.125	11.12
Granted	143,400	1.90 – 6.25	6.16
Forfeited/canceled	(275,267)	0.94 – 20.125	10.34
Exercised	(77,400)	0.94 – 2.80	1.82

Shares under options at December 31, 2002	1,410,340	2.20 – 20.125	11.34

Options exercisable at December 31, 2002	904,288	2.20 – 20.125	11.28

Under the 2000 plan, 1,951,870 shares are available for issuance.

The Company has elected to use the disclosure only method of complying with SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value of each option granted under the Company’s Plans are estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions used for stock options granted in fiscal years 2002, 2001 and 2000, respectively: dividend yield of  0%, expected volatility of 76.53%, 95.23% and 71.60%, risk-free interest rates of 4.02%, 4.23%, and 6.23%, and an expected life of the options of 2.3 years for 2002, 2.2 years for 2001 and 2.4 years for 2000. The weighted average fair value on the date of grant for options granted during fiscal years 2002, 2001 and 2000 were $9.03, $11.97 and $22.94, respectively.

9.    Employee Benefit Plans

The Company has a 401(k)/Profit Sharing Plan. Under the Plan, eligible employees, as defined, may contribute up to 15% of their compensation subject to certain limitations. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. No contributions were made by the Company in 2002, 2001 and 2000.

In April 2001 the shareholders approved the 2000 Employee Stock Purchase Plan and reserved for issuance an aggregate of one million common shares. The Plan allows eligible employees to purchase common shares through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The Plan will terminate when all or substantially all of the common shares reserved for purposes of the plan have been purchased. During 2002 and 2001, 194,471 and 151,330 shares, respectively, have been issued under the plan and 654,199 shares were available for future issuance.

10.    Income Taxes

The Company accounts for income taxes using the provisions of SFAS No. 109 (“Accounting For Income Taxes”). Deferred income taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

	2002	2001	2000
Current tax expense:
Federal	$(13,101)	$(3,025)	$5,796
State	222	225	1,274

Total current	(12,879)	(2,800)	7,070

Deferred tax expense:
Federal	4,774	(670)	930
State	1,189	(225)	158

Total deferred	5,963	(895)	1,088

Total provision (benefit) for income taxes	$(6,916)	$(3,695)	$8,158

A reconciliation of the federal statutory and effective income tax for the years ended December 31, follows:

	2002	2001	2000
Income (loss) before income taxes	$(46,784)	$(10,376)	$20,250

Federal statutory taxes	$(15,907)	$(3,528)	$6,885
Valuation allowance	6,856	—	—
State taxes and other (net of federal benefit)	2,135	(167)	1,273

Provision (benefit) for income taxes	$(6,916)	$(3,695)	$8,158

Effective income tax (benefit) rate	(14.8)%	(35.6)%	40.3%

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

	2002	2001
Deferred tax assets:
Net operating loss and credit carryforwards	$3,430	$—
Accrued compensation	1,338	4,862
Accrued expenses	478	446
Inventory	1,599	1,116
Warranty accrual	224	272
Litigation accrual	1,200	1,200
Asset impairment	800	—
Allowance for doubtful accounts	271	307
Other	338	776

Total deferred tax assets	9,678	8,979

Deferred tax liabilities:
Depreciation	2,002	1,779
Purchase accounting liabilities	809	1,197
Other	11	40

Total deferred tax liabilities	2,822	3,016

Deferred tax assets net of liabilities	6,856	5,963
Valuation allowance	(6,856)	—

Net deferred tax asset	$—	$5,963

At December 31, 2002, the Company has a federal tax loss carryforward of $6,244. The federal tax loss carryforward expires in 2022. The Company also has federal tax credit carryforwards of approximately $700.

The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. As a result of operating losses during 2002, trends and forecasted earnings, management determined in the third quarter of 2002 that it is more likely than not that some portion or all of its net deferred tax asset may not be recognized and a valuation allowance was required for deferred tax assets.

11.    Treasury Shares

In September 2001 the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. As of December 31, 2001 the Company had acquired 408,000 shares at a cost of $1.6 million. During the second quarter of 2002 the Company acquired 181,112 shares at a cost of $604,000. On July 26, 2002, the Board approved a one million share increase in the program. During the third quarter of 2002 the Company acquired 795,600 shares at a cost of $1.5 million, and in the fourth quarter the Company acquired 1,000 shares at a cost of $1,470. As of December 31, 2002 the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Significant Customers

Sales to the top three customers amounted to $23,401, $10,799 and $4,080 and comprised approximately 38%, 17% and 7%, respectively, of consolidated net sales for 2002.

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

13.    Quarterly Results of Operations-(Unaudited)

The following table shows unaudited quarterly results of operations for the period indicated. We have prepared this quarterly information on a basis consistent with the audited consolidated financial statements and management believes it includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown.

	Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	2002	2002	2002	2002
	(In thousands except per share data)
Statement of Operations Data:
Net sales	$34,856	$25,794	$23,110	$22,983	$16,974	$16,486	$17,861	$10,739
Cost of good sold	24,251	22,225	21,317	20,572	17,188	16,473	19,802	14,691
Inventory impairment	—	—	—	—	—	—	8,000	—

Gross margin	10,605	3,569	1,793	2,411	(214)	13	(9,941)	(3,952)
Operating expenses:
Research, development and engineering	2,340	2,832	3,217	2,829	2,683	3,246	2,263	1,537
Selling, general and administrative	4,449	4,505	4,921	4,961	4,699	5,471	4,728	6,374
Real estate impairment	—	—	—	—	—	—	2,000	—

	6,789	7,337	8,138	7,790	7,382	8,717	8,988	7,911

Income (loss) from operations.	3,816	(3,768)	(6,345)	(5,379)	(7,596)	(8,704)	(18,929)	(11,863)
Interest income (expense), net	584	384	206	126	97	110	68	33

Income (loss) before income taxes and before cumulative effect of accounting change	4,400	(3,384)	(6,139)	(5,253)	(7,499)	(8,594)	(18,861)	(11,830)
Provision (benefit) for income taxes	1,739	(1,337)	(2,425)	(1,672)	(2,757)	(2,911)	678	(1,926)

Net income (loss) before cumulative effect of accounting change	$2,661	$(2,047)	$(3,714)	$(3,581)	$(4,742)	$(5,683)	$(19,539)	$(9,904)
Impairment of goodwill	—	—	—	—	(1,835)	—	—	—
Net income (loss)	$2,661	$(2,047)	$(3,714)	$(3,581)	$(6,577)	$(5,683)	$(19,539)	$(9,904)

Net income (loss) per common share before cumulative effect of accounting change
Basic	$0.13	$(0.10)	$(0.17)	$(0.16)	$(0.22)	$(0.26)	$(0.92)	($0.47)

Diluted	$0.12	$(0.10)	$(0.17)	$(0.16)	$(0.22)	$(0.26)	$(0.92)	$(0.47)

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	2002	2002	2002	2002
	(In thousands except per share data)
Net income (loss) per common share:
Basic	$(0.13)	$(0.10)	$(0.17)	$(0.16)	$(0.30)	$(0.26)	$(0.92)	$(0.47)

Diluted	$(0.12	$(0.10)	$(0.17)	$(0.16)	$(0.30)	$(0.26)	$(0.92)	$(0.47)

Weighted average number of common shares:
Basic	20,977	21,376	22,131	21,186	21,868	21,900	21,195	21,071
Diluted	21,458	21,376	22,131	21,816	21,868	21,900	21,195	21,071

14.    Business Segments

In accordance with the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has identified two reportable segments: product and service. These two segments reflect the organization used by our management for internal reporting. The product segment consists of manufacturing operations and the production of power plants, rectifiers and power distribution equipment. The service segment consist primarily of telecommunications contract, engineering, and installation services.

The accounting policies of the segments are the same as those described in Note 1. Revenue and costs are recognized for contract engineering and installation as the work progresses on a percentage of completion basis.

Earnings of industry segments exclude interest income and expense and provision or benefit for income taxes on our consolidated statements of operations.

Identifiable assets consist of cash, plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. The Company has no significant assets located outside of the United States.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summaries certain information regarding segments of the Company’s operations for the years ended December 31, 2002, 2001, and 2000:

	December 31,
	2002	2001	2000
Net Sales:
Product	$29,923	$75,065	$150,641
Services	32,137	31,678	5,907

Consolidated net sales	$62,060	$106,743	$156,548

Income (loss) from operations:
Product	$(44,712)	$(13,170)	$20,048
Services	(4,215)	1,494	366

Consolidated income from operations	$(48,927)	$(11,676)	$20,414

Identifiable assets:
Product	$89,806	$140,950	$153,819
Services	19,050	19,218	327

	$108,856	$160,168	$154,146

Depreciation and amortization expense:
Product	$3,684	$3,132	$1,865
Services	115	753	36

	$3,799	$3,885	$1,901

Capital expenditures:
Product	$599	$17,266	$9,071
Services	263	46	67

	$862	$17,312	$9,138

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

On June 24, 2002, our Board of Directors, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as our independent public accountants, and engaged Grant Thornton LLP to serve as our independent auditors for the year ended December 31, 2002. For more information, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2002.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2003 Annual Meeting of Shareholders, to be held on May 8, 2003 (the”2003 Proxy Statement”), is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Form 10-K.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to “Board of Directors Meetings and Committees” and “Executive Compensation” in the 2003 Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Part of the information required by this item is incorporated by reference to “Share Ownership of Principal Holders and Management” in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information concerning common shares authorized or available for issuance under our equity compensation plans as of the December 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,362,210	$11.28	4,014,659(1)
Equity compensation plans not approved by shareholders	0	—	0

Total	3,362,210		4,014,659

(1)	Includes 652,449 shares that remain available for purchase under our 2000 Employee Stock Purchase Plan.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to “Certain Relationships and Related Transactions” in the 2003 Proxy Statement.

ITEM 14—CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Acting Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation such officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a) (1)  Financial Statements—See Index to Financial Statements at Item 8 of this report.

(a) (2)  Financial Statement Schedules.

Schedule II: Valuation and Qualifying Accounts—See page S-1 of this report.

(a) (3) Exhibits.

See the “Exhibit Index” at page E-1 of this Form 10-K.

(b) Reports on Form 8-K.

A current report on Form 8-K dated December 12, 2002 furnished a press release to the Securities and Exchange Commission pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, INC.

	By:	/s/ ALLEN J. CIZNER
Allen J. Cizner
President and Chief Executive Officer
March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW P. SMITH Matthew P. Smith	Chairman of the Board	March 31, 2003

/s/ RONALD L. ADAMS Ronald L. Adams	Director	March 31, 2003

/s/ JAMES L. GREEN James L. Green	Director	March 31, 2003

/s/ LUCILLE GARBER FORD Lucille Garber Ford	Director	March 31, 2003

/s/ E. RICHARD HOTTENROTH Richard Hottenroth	Director	March 31, 2003

/s/ TRYGVE A. IVESDAL Trygve A. Ivesdal	Director	March 31, 2003

/s/ ALBERT F. KLAVORA Albert F. Klavora	Director	March 31, 2003

/s/ EUGENE V. SMITH Eugene V. Smith	Director	March 31, 2003

/s/ CHARLES D. TAYLOR Charles D. Taylor	Director	March 31, 2003

/S/ ALLEN J. CIZNER Allen J. Cizner	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/S/ BARBARA A. LUCAS Barbara A. Lucas (Formerly Barbara A. Haas)	Acting Chief Financial Officer / Assistant Treasurer (Principal Financial and Accounting Officer)	March 31, 2003

I, Allen Jay Cizner, certify that:

1.  I have reviewed this annual report on Form 10-K of PECO II, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALLEN JAY CIZNER
Allen Jay Cizner President and Chief Executive Officer

Date:    March 31, 2003

I, Barbara A. Lucas (Formerly Barbara A. Haas), certify that:

1.  I have reviewed this annual report on Form 10-K of PECO II, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BARBARA A. LUCAS
Barbara A. Lucas (Formerly Barbara A. Haas) Acting Chief Financial Officer

Date:    March 31, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Shareholders and Board of Directors of PECO II, Inc.:

In connection with our audit of the consolidated financial statements of PECO II, Inc. referred to in our report dated January 29, 2003, which is incorporated in this form 10-K, we have also audited Schedule II for the year ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statements of PECO II, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated  January 23, 2002, stated that the information in Schedule II as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

Cleveland, Ohio

January 29, 2003

The following is a copy of the previous issued Report of Independent Public Accountants.

The predecessor auditor (who has ceased operations) has not reissued the report.

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

ARTHUR ANDERSEN LLP

Cleveland, Ohio

January 23, 2002.

PECO II, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2000	352	413	108	657
Year ended December 31, 2001	657	310	199	768
Year ended December 31, 2002	768	957	1,048	677

Accrued warranty costs:
Year ended December 31, 2000	1,125	1,047	924	1,248
Year ended December 31, 2001	1,248	190	759	679
Year ended December 31, 2002	679	21	140	560

S-1

EXHIBIT INDEX

Exhibit No.	Description

3.1 (i)	Amended and Restated Articles of Incorporation of the Company(A)

3.1 (ii)	Amended and Restated Code of Regulations of the Company(A)

4.1	Specimen certificate for the common shares, without par value, of the Company(A)

10.1.1	Second Amended and Restated Loan and Security Agreement, dated as of October 22, 1999, between PECO II, Inc. and The Huntington National Bank(A)

10.1.2	First Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of April 28, 2000, between PECO II, Inc. and The National Huntington Bank(A)

10.1.3	Second Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of December 29, 2000, between PECO II, Inc. and The Huntington National Bank(B)

10.1.4	Third Amendment to the Second Amended and Restated Loan and Security Agreement, dated as June 30, 2002, between PECO II, Inc. and The Huntington National Bank(E)

10.1.5	Fourth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of November 14, 2002, between PECO II, Inc. and The Huntington National Bank

10.1.6	Fifth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of January 1, 2003, between PECO II, Inc. and The Huntington National Bank

10.2.1	Loan Agreement, dated September 1, 1999, between Apex Telecommunications Manufacturing, Inc. and Business Finance Authority of the State of New Hampshire(A)

10.2.2	Trust Indenture, dated September 1, 1999, between The Huntington National Bank and Business Finance Authority of State of New Hampshire(A)

10.2.3	Reimbursement Agreement, dated September 1, 1999, between Apex Telecommunications Manufacturing, Inc. and The Huntington National Bank(A)

10.3.1	Loan Agreement, dated as of August 1, 2001, between PECO II, Inc. and the County of Arapahoe, Colorado(C)

10.3.2	Bond Purchase Agreement, dated August 8, 2001, among PECO II, Inc., The Huntington National Bank, Huntington Capital Corp. and the County of Arapahoe, Colorado(C)

10.3.3	Trust Indenture, dated as of August 1, 2001, between The Huntington National Bank and the County of Arapahoe, Colorado(C)

10.3.4	Reimbursement Agreement, dated August 1, 2001, between PECO II, Inc. and The Huntington National Bank(C)

*10.4	Amended and Restated 1995 Non-Qualified Stock Option Plan of the Company(A)

*10.5	Amended and Restated 1997 Non-Qualified Stock Option Plan of the Company(A)

*10.6	Form of Stock Option Agreement for Amended and Restated 1995 Non-Qualified Stock Option Plan of the Company and Amended and Restated 1997 Non-Qualified Stock Option Plan of the Company(A)

*10.7	2000 Performance Plan of the Company(A)

*10.8	Form of Stock Option Agreement for 2000 Performance Plan of the Company(A)

*10.9	Form of Indemnification Agreement(A)

*10.10	Release and Waiver Agreement, dated as of November 22, 2002, between the Company and John C. Maag

*10.11	Release and Waiver Agreement, dated as of January 8, 2003, between the Company and Randolph C. Lumb

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 24, 2002(D)

21.1	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

23.2	Statement Regarding lack of consent from Arthur Andersen LLP

E-1

*	Management contract or compensation plan or arrangement identified pursuant to Item 14 (c) of this Form 10-K.

A)	Incorporated by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-37566) and the amendments thereto.

(B)	Incorporated by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on March 19, 2001.

(C)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and filed on November 5, 2001.

(D)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated June 24, 2002.

(E)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and filed on November 14, 2002.

E-2