Form 10-Q
period 2003-03-31
PECO II INC
filed 2003-05-15
CIK 845072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

YES ☒	NO ☐

Indicate by check mark (“X”) whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2003

Common Shares, without par value	21,071,989

PECO II, INC.

PECO II, INC.
PART I.  FINANCIAL INFORMATION

ITEM 1.           Financial Statements

PECO II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$9,183	$25,674
Accounts receivable	9,174	7,802
Inventories	18,463	18,738
Prepaid expenses and other current assets	1,147	1,170
Refundable and deferred income taxes	12,500	12,500
Assets held for sale	8,405	8,405
Restricted industrial revenue bond funds	10,466	137

Total current assets	69,338	74,426

Property and equipment, at cost:
Land and land improvements	254	254
Buildings and building improvements	10,365	11,462
Machinery and equipment	9,841	9,833
Furniture and fixtures	8,451	8,485

	28,911	30,034
Less-accumulated depreciation	(9,836)	(9,181)

	19,075	20,853
Other Assets:
Goodwill and other intangibles, net	13,542	13,542
Long term notes receivable	24	35

Total Assets	$101,979	$108,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings under line of credit	$702	$—
Current portion of long-term debt	9,425	9,425
Capital leases payable	321	316
Accounts payable	2,978	2,799
Accrued compensation expense	1,640	1,587
Other accrued expenses	6,981	7,638
Accrued income taxes	578	613

Total current liabilities	22,625	22,378

Long-term Liabilities:
Capital leases payable, net of current portion	611	691

Total long-term liabilities	611	691
Shareholders’ Equity:
Common shares	2,816	2,816
Additional paid-in capital	111,335	111,335
Retained deficit	(33,004)	(25,960)
Treasury shares	(2,404)	(2,404)

Total shareholders’ equity	78,743	85,787

Total Liabilities and Shareholders’ Equity	$101,979	$108,856

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

Net sales:
Product	$6,148	$6,547
Services	4,962	10,427

	11,110	16,974
Cost of goods sold:
Product	6,709	8,110
Services	5,997	9,078

	12,706	17,188
Gross margin:
Product	(561)	(1,563)
Services	(1,035)	1,349

	(1,596)	(214)
Operating expenses:
Research, development and engineering	1,195	2,683
Selling, general and administrative	3,147	4,699
Real estate impairment	1,096	—

	5,438	7,382

Loss from operations	(7,034)	(7,596)
Interest income (expense), net	17	97

Loss before income taxes and before cumulative effect of accounting change	(7,017)	(7,499)
Provision (benefit) for income taxes	27	(2,757)

Loss before cumulative effect of accounting change	(7,044)	(4,742)
Impairment of goodwill	—	(1,835)

Net loss	$(7,044)	$(6,577)

Net loss per common share before cumulative effect of accounting change:
Basic	$(0.33)	$(0.22)

Diluted	$(0.33)	$(0.22)

Net loss per common share:
Basic	$(0.33)	$(0.30)

Diluted	$(0.33)	$(0.30)

Weighted average common shares outstanding:
Basic	21,142	21,868

Diluted	21,142	21,868

The accompanying notes are an integral part of these condensed consolidated statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,044)	$(6,577)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	687	866
Goodwill impairment	—	1,835
Loss on disposals of property and equipment	11	3
Deferred income taxes.	—	(896)
Asset impairment	1,096	—
Stock compensation expense	—	122
Working capital changes:
Accounts and notes receivable	(1,361)	2,516
Inventories	275	642
Prepaid expenses and other current assets	23	136
Accounts payable, other accrued expenses and accrued income taxes	(513)	(4,998)
Accrued compensation expense	53	(459)

Net cash used for operating activities	(6,773)	(6,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16)	(100)

Net cash provided by (used for) investing activities	(16)	(100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	(10,329)	(84)
Borrowings under lines of credit	702	—
Repayments of long-term debt and capital leases	(75)	(73)
Proceeds from issuance of common shares	—	118

Net cash used for financing activities	(9,702)	(39)

Net decrease in cash	(16,491)	(6,949)
Cash and cash equivalents at beginning of period	25,674	49,807

Cash and cash equivalents at end of period	$9,183	$42,858

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$62	$60
Interest paid	60	31

The accompanying notes are an integral part of these condensed consolidated statements.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The December 31, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.   It is suggested that these condensed statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

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

2.  Treasury Shares

In September 2001 the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions.  On July 26, 2002, the Board approved a one million share increase in the program. As of March 31, 2003 the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share since inception of the repurchase program.    The Company did not repurchase any shares during the first quarter of 2003.

3.  Impairment of Goodwill and Other Intangibles

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” in July 2001.  This statement was effective for us on January 1, 2002.  This statement resulted in modifications to our accounting for goodwill and other intangible assets.  Specifically, we ceased the amortization of goodwill and certain intangible assets beginning January 1, 2002.  Additionally, intangible assets, including goodwill, are now subjected to new impairment testing criteria annually or more frequently when circumstances occur that goodwill might be impaired.

 The Company disclosed in its second quarter 2002 Form 10-Q that it had completed the first step of the transitional goodwill impairment test and there was an indication of impairment of goodwill.  The Company completed its impairment analysis in the third quarter 2002 and concluded that its goodwill balance as it pertains to its manufacturing operations was impaired as defined by SFAS 142.  As a result, the Company recorded a one-time cumulative effect of a change in accounting of approximately $1.8 million, related to the Company’s acquisition of EDA Controls in 1998. This charge was recorded as of January 1, 2002.

The company will continue to analyze its goodwill and other intangibles as it pertains to the services segment of the business for any potential impairment.  Should the downturn in the service segment of our business continue, additional impairment charges related to the recorded goodwill and other intangibles may be necessary.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Cont.)

4. Real estate impairment charges

 The Company incurred a $1.1 million impairment charge related to excess real estate listed for sale in the first quarter of 2003, reflecting the properties at their estimated current fair value based upon the market conditions that exist at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales declined to $11.1 million for the three months ended March 31, 2003, a decrease of $5.9 million, or 35%, compared to the same period in 2002.  The product segment generated net sales of  $6.1 million for the first quarter 2003, a decrease of  $0.4 million, or 6%, compared to the first quarter 2002.  The service segment generated net sales of $5.0 million for the first quarter 2003, a decrease of $5.5 million, or 52%, compared to the first quarter 2002.  This decrease was primarily due to the reduction in spending by the communications industry, particularly in the service segment of the business.  As of March 31, 2003, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $6.7 million.

Gross margin dollars for the quarter ended March 31, 2003 were a negative $1.6 million, compared to a negative $0.2 million in 2002.  Gross margin as a percentage of net sales declined to negative 14.4% compare to a negative 1.3% for the comparable prior year period.  The product segment reported a negative gross margin of $0.6 million, or a negative 9.1% of product sales, for the quarter ended March 31, 2003.  The product segment’s gross margin includes  $0.2 million related to a resolved dispute with a vendor involving inventory purchased.  Excluding the additional $0.2 million charge, the product segment showed an improved gross margin, primarily due to cost reductions related to outsourcing certain inventory products, in addition to the reduction in work force that was done during the first quarter of 2003.  The service segment reported a negative gross margin of $1.0 million for the quarter ended March 31, 2003, compared to a positive gross margin of $1.3 million for the first quarter 2002.  The service segment’s lower revenue in the first quarter 2003 contributed to the negative gross margin, as some of the fixed costs were not absorbed.  Additionally, cost overruns at certain installation sites in the first quarter 2003 attributed to the negative gross margin for the service segment.

Research, development and engineering expense decreased to $1.2 million in the three months ended March 31, 2003 from $2.7 million for the three months ended March 31, 2002.  This represents a 55.5% decrease as we continue our efforts to align costs and headcount with the lower sales volume during 2002 and the first quarter 2003.  The Company's total workforce was further reduced from 498 in December 2002 to 476 at the end of March and to 428 at April 30, while services personnel increased by 13 during that period.

Selling, general and administrative expense decreased to $3.1 million for the quarter ended March 31, 2003 from $4.7 million for the quarter ended March 31, 2002.  This represents a 33.0% decrease in expenses.  In our continued efforts to control expenses, centralization of certain administrative expenses are reflected in the $1.6 million decrease from the first quarter 2002 to 2003.  Our organization and business processes are actively being restructured to reflect the current economic and industry environment.

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations.   At March 31, 2003, available cash equivalents approximated $9.2 million.   We have pledged $10.2 million relating to the industrial revenue bonds associated with our Nashua, New Hampshire and Denver facilities.  Both facilities are being held for sale.  The $10.2 million will be unrestricted at the time of the completed sale of these facilities.   In April 2003, we received an expected tax refund of $12.5 million.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Working capital was $46.7 million at March 31, 2003, which represented a working capital ratio of 3.1 to 1 compared to $52.0 million, or 3.3 to 1, at December 31, 2002.  Our working capital declined in the first quarter due primarily to operating losses and our need to borrow on our $750,000 line of credit with our bank.

Our capital expenditures were $16,000 for the three months ended March 31, 2003, reflecting our continued efforts to conserve cash.

Cash flow used in operating activities for the first quarter of 2003 was $6.8 million due primarily to operating losses.  We also experienced an increase in accounts receivables, due to higher revenue in latter part of the first quarter 2003.

In 1999, we acquired real estate in Nashua, New Hampshire at a cost of $3.5 million, which was financed with the proceeds from an industrial revenue bond.  In August 2001 we entered into adjustable rate industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center.  We intend to pay these obligations in 2003, since we expect to sell the facilities that secure this debt.  As such, this debt has been classified as a current liability in the accompanying financial statements.

We executed a fifth amendment to the our second amended and restated security and loan agreement effective as of January 1, 2003, which waived tangible net worth covenant non-compliance and further reduced our bank loan facility to $750,000.  The amendment also modified the tangible net worth covenant and required that we maintain liquidity of not less than $13 million through and including May 30, 2003 and not less than $15 million beginning May 31, 2003, and continuing thereafter.  As a condition of entering into the amendment, we were required to deposit $10.2 million into a pledge account with the bank.  The pledge will be reduced as the obligations to the bank with respect to our industrial revenue bond agreements are reduced.  At March 31, 2003, we complied with the covenants under the loan agreement.  As of March 31, 2003, we had $702,000 in borrowings on our unsecured $750,000 line of credit.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business.

We believe that cash and cash equivalents on hand, anticipated cash flow from operations, the tax refund received in April 2003, disposal of excess facilities, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies”, the Company considers certain accounting policies related to revenue recognition, inventory valuation, impairment of long lived assets, and deferred income taxes to be critical policies due to the estimation processes involved in each.  We state these accounting policies in the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2002, which was filed on March 31, 2003, and at relevant sections in this discussion and analysis.

ITEM 3.	Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations.  We have not entered into interest rate transactions for speculative purposes or otherwise.  Our foreign currency exposures were immaterial as of March 31, 2003.  Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility and would be immaterial to our results from operations if rates were to increase 1% from March 31, 2003 rates. We currently do not hedge our exposure to floating interest rate risk.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

ITEM 4.	Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Acting Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 2(d)	Use of Proceeds

          On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value.  From the date of receipt of the proceeds from the offering through March 31, 2003, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.2 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2001, which is being financed through industrial revenue bonds, and approximately  $23.5 million for general working capital purposes.     The remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

ITEM 6(a)	Exhibits

          10.1  Fifth Amendment to the Second Amendment and Restated Loan and Security Agreement, dated as of January 1, 2003, between PECO II, Inc. and The Huntington National Bank(A)

          10.2  Release and Waiver Agreement, dated as of January 8, 2003, between the Company and Randolph C. Lumb (A)

          (A)  Incorporated by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 31, 2003.

ITEM 6(b)	Reports on Form 8-K

We did not file a report on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003	PECO II, INC.

/s/ JAMES L. GREEN	/s/ BARBARA A. LUCAS

James L. Green President and Chief Executive Officer	Barbara A. Lucas Acting Chief Financial Officer

CERTIFICATIONS

I, James L. Green, certify that:

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

Dated:  May 15, 2003

/s/ JAMES L. GREEN

James L. Green President and Chief Executive Officer

I, Barbara A. Lucas, certify that:

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

Dated:  May 15, 2003

/s/ BARBARA A. LUCAS

Barbara A. Lucas Acting Chief Financial Officer