Form 10-Q
period 2003-06-30
PECO II INC
filed 2003-08-15
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31283

PECO II, INC.

(Exact name of Registrant as specified in its charter)

OHIO	34-1605456
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1376 STATE ROUTE 598, GALION, OHIO	44833
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number including area code:        (419) 468-7600

Indicate by check mark (“X”) whether the Registrant: (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark (“X”) whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JUNE 30, 2003

Common Shares, without par value	21,241,354

PECO II, INC.

PECO II, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	June 30, 2003	December 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$16,268	$25,674
Accounts receivable	7,664	7,802
Inventories	11,264	18,738
Prepaid expenses and other current assets	710	1,170
Refundable and deferred income taxes	—	12,500
Assets held for sale	12,988	8,405
Restricted industrial revenue bond funds	10,607	137

Total current assets	59,501	74,426

Property and equipment, at cost:
Land and land improvements	254	254
Buildings and building improvements	4,595	11,462
Machinery and equipment	9,809	9,833
Furniture and fixtures	7,725	8,485

	22,383	30,034
Less—accumulated depreciation	(13,309)	(9,181)

Property and equipment, net	9,074	20,853
Other Assets:
Goodwill and other intangibles, net	7,842	13,542
Long term notes receivable	13	35

Total Assets	$76,430	$108,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings under line of credit	$—	$—
Current portion of long-term debt	9,425	9,425
Capital leases payable	266	316
Accounts payable	2,186	2,799
Accrued compensation expense	1,604	1,587
Other accrued expenses	5,791	7,638
Accrued income taxes	577	613

Total current liabilities	19,849	22,378

Long-term Liabilities:
Capital leases payable, net of current portion	586	691

Total long-term liabilities	586	691
Shareholders’ Equity:
Common shares	2,816	2,816
Additional paid-in capital	111,027	111,335
Retained deficit	(55,809)	(25,960)
Treasury shares	(2,039)	(2,404)

Total shareholders’ equity	55,995	85,787

Total Liabilities and Shareholders’ Equity	$76,430	$108,856

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Product	$3,922	$6,448	$10,071	$12,995
Services	5,937	10,037	10,898	20,464

	9,859	16,485	20,969	33,459
Cost of goods sold:
Product	4,770	8,623	11,488	16,733
Inventory impairment	8,633	—	8,633	—
Services	6,413	7,849	12,410	16,927

	19,816	16,472	32,531	33,660
Gross margin:
Product	(9,481)	(2,175)	(10,050)	(3,738)
Services	(476)	2,188	(1,512)	3,538

	(9,957)	13	(11,562)	(201)
Operating expenses:
Research, development and engineering	1,038	3,246	2,233	5,929
Selling, general and administrative	2,817	5,471	5,955	10,170
Impairment of product segment machinery and equipment	3,300	—	3,300	—
Impairment of service segment goodwill and other intangibles	5,700	—	5,700	—
Real estate impairment	—	—	1,096	—

	12,855	8,717	18,284	16,099

Loss from operations	(22,812)	(8,704)	(29,846)	(16,300)
Interest income (expense), net	34	110	51	207

Loss before income taxes and before cumulative effect of accounting change	(22,778)	(8,594)	(29,795)	(16,093)
Provision (benefit) for income taxes	27	(2,911)	54	(5,668)

Loss before cumulative effect of accounting change	(22,805)	(5,683)	(29,849)	(10,425)
Impairment of manufacturing segment goodwill	—	—	—	(1,835)

Net loss	$(22,805)	$(5,683)	$(29,849)	$(12,260)

Net loss per common share before cumulative effect of accounting change:
Basic	$(1.08)	$(0.26)	$(1.41)	$(0.48)

Diluted	$(1.08)	$(0.26)	$(1.41)	$(0.48)

Net loss per common share:
Basic	$(1.08)	$(0.26)	$(1.41)	$(0.56)

Diluted	$(1.08)	$(0.26)	$(1.41)	$(0.56)

Weighted average common shares outstanding:
Basic	21,177	21,900	21,159	21,855

Diluted	21,177	21,900	21,159	21,855

The accompanying notes are an integral part of these condensed consolidated statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except for per share data)

	For the Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,849)	$(12,260)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,323	1,756
Goodwill impairment	5,700	1,835
Loss on disposals of property and equipment	432	6
Deferred income taxes	—	170
Inventories impairment	8,633	—
Real estate impairment	1,096	—
M&E asset impairment	3,300	—
Stock compensation expense	—	231
Working capital changes:
Accounts and notes receivable	160	313
Inventories	(1,159)	438
Refundable and deferred income taxes	12,500	—
Prepaid expenses and other current assets	460	14
Accounts payable, other accrued expenses and accrued income taxes	(2,496)	(6,083)
Accrued compensation expense	17	71

Net cash from (used) operating activities	117	(13,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16)	(204)
Acquisition of businesses, net of cash acquired	—	—
Proceeds from sale of property and equipment	1,061	—

Net cash from (used for) investing activities	1,045	(204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	(10,470)	(168)
Repayments under lines of credit	—	—
Repayment of long-term debt and capital leases	(155)	(146)
Proceeds from issuance of common shares	58	351
Purchase of Treasury Shares	—	(604)

Net cash provided by (used for) financing activities	(10,567)	(567)

Net decrease in cash	(9,405)	(14,280)
Cash and cash equivalents at beginning of period	25,674	49,807

Cash and cash equivalents at end of period	$16,269	$35,527

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$106	$161
Interest paid	120	183
Supplemental Disclosure of Non Cash Investing and Financing Activities
Common shares issued in connection with acquisitions	—	—

The accompanying notes are an integral part of these condensed consolidated statements.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying consolidated financial statements include the accounts of PECO II, Inc. (“the Company”) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

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

2.    Organization

During the second quarter, the Company, in connection with a management change and the continued sluggishness of the telecommunications industry, reevaluated its organization, product offering and strategic focus of the Company. In connection therewith, the Company has recorded an $8.6 million charge related to inventory that is excessive or obsolete based upon product rationalization and change in strategic focus. In addition, the Company reevaluated the realizability of its long-lived assets and goodwill and other intangibles in light of these changes (see notes 4 and 6).

3.    Treasury Shares

In September 2001 the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. On July 26, 2002, the Board approved a one million share increase in the program. As of June 30, 2003 the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share since inception of the repurchase program. The Company did not repurchase any shares during 2003.

4.    Impairment of Goodwill and Other Intangibles

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in July 2001. This statement was effective for us on January 1, 2002. This statement resulted in modifications to our accounting for goodwill and other intangible assets. Specifically, we ceased the amortization of goodwill and certain intangible assets beginning January 1, 2002. Additionally, intangible assets, including goodwill, are now subjected to new impairment testing criteria annually or more frequently when circumstances occur that goodwill might be impaired.

The Company disclosed in its Form 10-Q for the period ended June 30, 2002 that it had completed the first step of the transitional goodwill impairment test and there was an indication of impairment of goodwill. The Company completed its impairment analysis in the third quarter 2002 and concluded that its goodwill balance as it pertains to its manufacturing operations was impaired as defined by SFAS No. 142. As a result, the Company recorded the

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

cumulative effect of a change in accounting of approximately $1.8 million, related to the Company’s acquisition of EDA Controls in 1998. This charge was recorded as of January 1, 2002.

Due to the continued downturn in the telecom industry and a change in Company management, the Company completed a impairment analysis prepared by an independent valuation firm in the second quarter 2003. Based upon this analysis, the Company recorded a $5.7 million impairment charge to goodwill and other intangibles associated with the service operations purchased in 2001.

5.    Real estate impairment charges

The Company incurred a $1.1 million impairment charge related to excess real estate listed for sale in the first quarter of 2003, reflecting the properties at their estimated current fair value based upon the market conditions that exist at this time.

6.    Property and equipment impairment charges

In connection with the change in management and strategic refocusing of the business, the Company performed an impairment analysis utilizing estimates of future cash flows related to its product group. This analysis indicated an impairment of the long-lived assets which resulted in a charge of $3.3 million in the second quarter of 2003.

7.    Stock-Based Compensation

On June 16, 2003, the Company granted 1,000,000 stock options at an exercise price of $0.66 per share. No other options have been granted during 2003. The fair value of the options granted under the Company plan are estimated as of date of grant, using the Black-Scholes Option Pricing Model. The fair value of the options, on the date of grant, was $1.18 based upon the following assumptions: dividend yield being 0%, expected volatility of 109.7%, a risk-free interest rate of 2.7%, and an expected life of 5 years.

The Company employs the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The following pro forma information regarding net income and earnings per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting period. The pro forma information is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss), as reported	$(22,805)	$(5,683)	$(29,849)	$(12,260)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	109	—	231
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(108)	(273)	(193)	(559)

Pro forma net (loss) as if the fair value based method had been applied to all awards	$(22,913)	$(5,847)	$(30,042)	$(12,588)

(Loss) per share
Basic—as reported	$(1.08)	$(0.26)	$(1.41)	$(0.56)
Basic—pro forma	$(1.08)	$(0.27)	$(1.42)	$(0.58)
Diluted—as reported	$(1.08)	$(0.26)	$(1.41)	$(0.56)
Diluted—pro forma	$(1.08)	$(0.27)	$(1.42)	$(0.58)

8. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

	Three Months Ended June 30th,		Six Months Ended June 30th,
(Loss) from Operations:	2003	2002	2003	2002
Product	$(16,361)	$(9,637)	$(22,078)	$(17,444)
Services	$(6,451	$933	$(7,768)	$1,144

Consolidated (Loss) from operations	$(22,812)	$(8,704)	$(29,846)	$(16,300)

9.    Impact of New Accounting Pronouncements

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statements 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments, which under previous guidance, issuers could account for as equity. The new standard requires that those financial instruments be classified as liabilities in statements of financial position. This new standard is effective for interim periods beginning after June 15, 2003. The Company does not expect the adoption of this standard to have material impact on the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales declined to $9.9 million and $21.0 million, respectively, for the three and six months ended June 30, 2003, a decrease of $6.6 million, or 40%, and $12.5 million, or 37%, respectively, compared to the corresponding prior year periods. This decrease was primarily due to the industry downturn and depressed economic conditions commencing in March 2001, which resulted in the decreased demand for our equipment and services. As we stated in our last quarterly report, the reduction in capital spending by communication service providers does not appear to be abating. As of June 30, 2003, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $5.0 million, a $1.8 million (27%) decrease from the prior quarter, yet a 25.9% increase from $3.9 million at December 31, 2002. Current backlog is not necessarily indicative of the Company’s future or quarterly annual revenue.

Gross margin dollars were negative $10.0 million and a negative $11.6 million, respectively, for the quarter and six months ended June 30, 2003, as compared to $13,000 and a negative $0.2 million, respectively, for the quarter and six months ended June 30, 2002. Gross margin as a percentage of net sales declined to negative 101% and negative 55.1% respectively, for the three and six months ended June 30, 2003 compared to 0.1% and 0.6%, respectively, for the comparable prior year periods. The decline in gross margin, both in dollars and as a percentage of sales, was primarily due to an inventory excess and obsolescence write off in the second quarter of 2003. The Company recorded an $8.6 million impairment charge related to inventory that is excess or obsolete, based upon product mix rationalization, technology changes, and changes in strategic focus. See Note 2 to Notes to Condensed Consolidated Financial Statements for further details. In addition, the Company has reevaluated the realizability of its long-lived assets and goodwill and other intangibles and recognized a $3.3 million impairment of the product segment for property and equipment and a $5.7 million impairment to goodwill and other intangible for the service segment. See Notes 4 and 6 to Notes to Condensed Consolidated Financial Statements.

Research, development and engineering expense decreased to $1.0 million and $2.2 million, respectively, for the quarter and six months ended June 30, 2003, from $3.2 million and $5.9 million, respectively, for the quarter and six months ended June 30, 2002 as the Company has reduced its R&D expenditures and staff in order to bring its cost structure in line with the continued expectations of reduced or flat revenues, given the current climate in the telecommunications industry. As a percentage of net sales, research, development and engineering expense was 10.5% and 10.6%, respectively, for the quarter and six months ended June 30, 2003 compared to 19.7% and 17.7%, respectively, in the comparable prior year periods. We anticipate that future research, development and engineering expenses will decline for the remainder of 2003 as a result of continued cost cutting efforts.

Selling, general and administrative expense decreased to $2.8 million and $6.0 million, respectively, for the quarter and six months ended June 30, 2003, from $5.5 million and $10.2 million, respectively, for the quarter and the six months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expense was 28.6% and 28.4%, respectively, for the quarter and six months ended June 30, 2003 compared to 33.2% and 30.5%, respectively, in the comparable prior year periods. The reductions in SG&A will continue at a decreasing rate, as it reflects the new management’s philosophy of flattening the organization to increase effective and timely decision making in order to obtain profitability goals. These reductions will impact both the service and product segment.

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of June 30, 2003, available cash equivalents approximated $16.3 million. We have pledged $10.2 million of cash to secure the industrial revenue bonds associated with our Nashua, New Hampshire and Denver facilities and the Company’s line of credit with the Bank. Both facilities are being held for sale and we expect the Nashua, New Hampshire sale to be final in the month of August 2003. The bonds for the Denver and Nashua facility are $6.3 million and $3.1 million respectively. Upon final sale of Nashua, the $3.1 million bond payable will be paid in full and the bank will release the $3.1 million of restricted cash. An additional $6.3 million of cash will be unrestricted at the time of the completed sale of the Denver facility. In April 2003, we received an expected tax refund of $12.5 million.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Working capital was $39.7 million at June 30, 2003, which represented a working capital ratio of 3 to 1 compared to $52.0 million, or 3.3 to 1, at December 31, 2002. Our working capital declined in the second quarter due primarily to operating losses.

Our capital expenditures were $16,000 for the six months ended June 30, 2003, reflecting our continued efforts to conserve cash.

Cash flow generated from operating activities for the six months ended June 30 2003 was $117,000 due primarily to our $12.5 million tax refund off set by our operating losses.

In 1999, we acquired real estate in Nashua, New Hampshire at a cost of $3.5 million, which was financed with the proceeds from an industrial revenue bond. In August 2001 we entered into adjustable rate industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. We intend to sell these facilities and pay these obligations in 2003. We expect to close the sale of our Nashua, New Hampshire facility in August 2003. As such, these bonds have been classified as a current liability in the accompanying financial statements.

We executed a sixth amendment to our second amended and restated security and loan agreement effective as of August 14, 2003, which waived tangible net worth covenant non-compliance through and including the effective date August 14, 2003. The amendment also modified the tangible net worth covenant and required that we achieve, as of September 30, 2003, a Tangible Net Worth of not less than $43.2 million and shall maintain at all times a Tangible Net Worth of not less than $41 million for the period beginning December 31, 2003, and continuing at all times thereafter. As a condition of entering into the prior amendment (fifth amendment), we were required to deposit $10.2 million into a pledge account with the bank. The pledge will be reduced as the obligations to the bank with respect to our industrial revenue bond agreements are reduced. As of June 30, 2003, we had no borrowings on our unsecured $750,000 line of credit.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business.

We believe that cash and cash equivalents on hand, anticipated cash flow from operations, the tax refund received in April 2003, disposal of excess facilities, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. However, should our strategic refocusing of our product and service offerings, coupled with our cost cutting efforts, be unsuccessful, our cash needs could change significantly and other actions may need to be taken by the Company.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” the Company considers certain accounting policies related to revenue recognition, inventory valuation, impairment of long lived assets, and deferred income taxes to be critical policies due to the estimation processes involved in each. We state these accounting policies in the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2002, which was filed on March 31, 2003, and at relevant sections in this discussion and analysis.

ITEM 3.	Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of June 30, 2003. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility and would be immaterial to our results from operations if rates were to increase 1% from June 30, 2003 rates. We currently do not hedge our exposure to floating interest rate risk.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of June 30, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 2(d)    Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through June 30, 2003, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.2 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2001, which is being financed through industrial revenue bonds, and approximately $23.5 million for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 8, 2003. The following actions were taken at the meeting:

Election of Directors for a term of three years

	For	Withheld
Matthew P. Smith	16,148,791	306,289
James L. Green	15,598,545	856,535
Albert F. Klavora	16,050,704	404,376

PECO II, INC.

OTHER INFORMATION (cont’d)

ITEM 6(a)    Exhibits

10.1    Release and Waiver Agreement, dated as of May 5, 2003, between the Company and Allen J. Cizner

31.1    Rule 13a-14(a) Certification of Chief Executive Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act

31.2    Rule 13a-14(a) Certification of Chief Financial Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act

32.1    Section 1350 Certification of Chief Executive Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act

32.2    Section 1350 Certification of Chief Financial Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act

ITEM 6(b)    Reports on Form 8-K

On May 7, 2003 we filed a Current Report on Form 8-K furnishing the Company’s financial results for first quarter 2003 under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003	PECO II, INC.

/s/ JAMES L. GREEN	/s/ SANDRA A. FRANKHOUSE
James L. Green	Sandra A. Frankhouse
President and Chief Executive Officer	Chief Financial Officer