Form 10-Q
period 2003-09-30
PECO II INC
filed 2003-11-07
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

YES ☒ NO ☐

Indicate by check mark (“X”) whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT SEPTEMBER 30, 2003
Common Shares, without par value	21,241,354

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$18,229	$25,674
Accounts receivable	5,398	7,802
Inventories	10,098	18,738
Prepaid Expenses and other current assets	762	1,170
Refundable and deferred income taxes	—	12,500
Assets held for sale	9,664	8,405
Restricted cash	7,077	137

Total Current Assets	51,228	74,426
Property and equipment, at cost:
Land and land improvements	254	254
Buildings and building improvements	4,598	11,462
Machinery and equipment	9,709	9,833
Furniture and fixtures	7,764	8,485

	22,325	30,034
Less-accumulated depreciation	(13,311)	(9,181)

Property and equipment, net	9,014	20,853
Other Assets:
Goodwill and other intangibles, net	7,842	13,542
Long term notes receivable	5	35

Total Assets	$68,089	$108,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings under line of credit	$—	$—
Current portion of industrial revenue bonds	6,080	9,425
Capital leases payable	217	316
Accounts payable	1,824	2,799
Accrued compensation expense	1,288	1,587
Other accrued expenses	5,617	7,638
Accrued income taxes	578	613

Total current liabilities	15,604	22,378

Long-term Liabilities:
Capital leases payable, net of current portion	556	691

Total long-term liabilities	556	691
Shareholders’ Equity:
Common shares	2,816	2,816
Additional paid-in capital	111,027	111,335
Retained deficit	(59,875)	(25,960)
Treasury shares	(2,039)	(2,404)

Total shareholders’ equity	51,929	85,787

Total Liabilities and Shareholders’ Equity	$68,089	$108,856

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Product	$4,164	$9,417	$14,235	$23,138
Services	4,349	8,444	15,246	28,183

	8,513	17,861	29,481	51,321
Cost of goods sold:
Product	4,242	11,582	15,714	27,106
Inventory impairment	—	8,000	8,633	8,000
Services	5,360	8,220	17,785	26,357

	9,602	27,802	42,132	61,463
Gross margin:
Product	(78)	(10,165)	(10,112)	(11,968)
Services	(1,011)	224	(2,539)	1,826

	(1,089)	(9,941)	(12,651)	(10,142)
Operating expenses:
Research, development and engineering	845	2,263	3,078	8,192
Selling, general and administrative	2,141	4,725	8,097	14,924
Impairment of product segment machinery and equipment	—	—	3,300	—
Impairment of service segment goodwill and other intangibles	—	—	5,700	—
Real estate impairment	—	2,000	1,096	2,000

	2,986	8,988	21,271	25,116

Loss from operations	(4,075)	(18,929)	(33,922)	(35,258)
Interest income (expense), net	9	69	61	304

Loss before income taxes and before cumulative effect of accounting change	(4,066)	(18,860)	(33,861)	(34,954)
Provision (benefit) for income taxes	—	678	54	(4,990)

Loss before cumulative effect of accounting change	(4,066)	(19,538)	(33,915)	(29,964)
Impairment of manufacturing segment goodwill	—	—	—	(1,835)

Net loss	$(4,066)	$(19,538)	$(33,915)	$(31,799)

Net loss per common share before cumulative effect of accounting change:
Basic	$(0.19)	$(0.92)	$(1.60)	$(1.39)

Diluted	$(0.19)	$(0.92)	$(1.60)	$(1.39)

Net loss per common share:
Basic	$(0.19)	$(0.92)	$(1.60)	$(1.48)

Diluted	$(0.19)	$(0.92)	$(1.60)	$(1.48)

Weighted average common shares outstanding:
Basic	21,241	21,195	21,187	21,496

Diluted	21,241	21,195	21,187	21,496

The accompanying notes are an integral part of these condensed consolidated statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except for per share data)

	For the Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,915)	$(31,799)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,757	2,699
Goodwill Impairment	5,700	1,835
Loss on disposal of property and equipment	445	14
Non-cash tax impairment	—	6,500
Deferred income taxes	—	(5,920)
Inventories impairment	8,633	8,000
Real Estate Impairment	1,096	2,000
M&E Asset Impairment	3,300	—
Stock compensation expense	—	263
Working capital changes:
Accounts and notes receivable	2,434	(2,908)
Inventories	7	2,173
Refundable and deferred income taxes	12,500	—
Prepaid expenses and other current assets	292	126
Accounts payable, accrued expenses and accrued income taxes	(3,031)	(5,921)
Accrued compensation expense	(299)	(698)

Net cash provided (used) for operating activities	(1,081)	(23,636)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(166)	(542)
Proceeds from sale of property and equipment	4,264	9

Net cash from (used for) investing activities	4,098	(533)

CASH FLOWS FROM FINANCING ACTIVITIES
Transfer from restricted stock	(6,940)	84
Repayments under lines of credit	—	932
Repayments of long-term debt and capital leases	(3,579)	(557)
Proceeds from the issuance of common shares	57	352
Purchase of Treasury Shares	—	(2,099)

Net cash provided by (used for) financing activities	(10,462)	(1,288)

Net decrease in cash	(7,445)	(25,457)

Cash and cash equivalents at beginning of period	25,674	49,807

Cash and cash equivalents at end of period	$18,229	$24,350

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$110	$181
Interest paid	172	262

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

2. Organization

During the second quarter, the Company, in connection with a management change and the continued sluggishness of the telecommunications industry, reevaluated its organization, product offering and strategic focus of the Company. In connection, therewith the Company has recorded an $8.6 million charge related to inventory that is excessive or obsolete based upon product rationalization and change in strategic focus. In addition, the Company reevaluated the realizability of its long-lived assets and goodwill and other intangibles in light of these changes (see notes 5 and 7).

3. Treasury Shares

In September 2001 the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. On July 26, 2002, the Board approved a one million share increase in the program. As of September 30, 2003 the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share since inception of the repurchase program. The Company has not repurchase any shares during 2003.

4. Inventories

Inventories are summarized as follows:

(In thousands)	September 30, 2003	December 31, 2002

Raw materials	$8,424	$15,664
Work-in-process	557	1,027
Finished goods	1,117	2,047

	$10,098	$18,738

5. Impairment of Goodwill and Other Intangibles

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in July 2001. This statement was effective for us on January 1, 2002. This statement resulted in modifications to our accounting for goodwill and other intangible assets. Specifically, we ceased the amortization of goodwill and certain intangible assets beginning January 1, 2002. Additionally, intangible assets, including goodwill, are now subjected to new impairment testing criteria annually or more frequently when circumstances occur that goodwill might be impaired.

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

Due to the continued downturn in the telecom industry and a change in Company management, the Company completed a revised impairment analysis prepared by an independent valuation firm in the second quarter 2003. Based upon this analysis, the Company recorded a $5.7 million impairment charge to goodwill and other intangibles associated with the service operations purchased in 2001.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

6. Real estate impairment charges

The Company incurred a $1.1 million impairment charge related to excess real estate listed for sale in the first quarter of 2003, reflecting the properties at their estimated current fair value based upon the market conditions that exist at this time.

7. Property and equipment impairment charges

In connection with the change in management and strategic refocusing of the business, the Company performed an impairment analysis utilizing estimates of future cash flows related to its product group. This analysis indicated an impairment of the long-lived assets which resulted in a charge of $3.3 million in the second quarter of 2003.

8. Stock-Based Compensation

On June 16, 2003, the Company granted 1,000,000 stock options at an exercise price of $0.66 per share. No other options have been granted during 2003. The fair value of the options granted under the Company plan are estimated, as of the date of grant, using the Black-Scholes Option Pricing Model. The fair value of the options, on the date of grant, was $1.18 based upon the following assumptions: dividend yield being 0%, expected volatility of 109.7%, a risk-free interest rate of 2.7%, and an expected life of 5 years. The Company employs the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The following pro forma information regarding net income and earnings per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting period. The pro forma information is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002

Net (loss), as reported	$(4,066)	$(19,538)	$(33,915)	$(31,799)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	32	—	263
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(227)	(197)	(420)	(757)

Pro forma net (loss) as if the fair value based method had been applied to all awards	$(4,293)	$(19,703)	$(34,335)	$(32,293)

(Loss) per share
Basic—as reported	$(0.19)	$(0.92)	$(1.60)	$(1.48)

Basic—pro forma	$(0.20)	$(0.93)	$(1.62)	$(1.50)

Diluted—as reported	$(0.19)	$(0.92)	$(1.60)	$(1.48)

Diluted—pro forma	$(0.20)	$(0.93)	$(1.62)	$(1.50)

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

9. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002

(Loss) from Operations:
Product	$(1,927)	$(18,080)	$(29,691)	$(33,625)
Services	$(2,148)	$(849)	$(4,231)	$(1,633)

Consolidated (Loss) from operations	$(4,075)	$(18,929)	$(33,922)	$(35,258)

10. Impact of New Accounting Pronouncements

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statements 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 changes the accounting for certain financial instruments, which under previous guidance, issuers could account for as equity. The new standard requires that those financial instruments be classified as liabilities in statements of financial position. This new standard is effective for interim periods beginning after June 15, 2003. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales declined to $8.5 million and $29.5 million, respectively, for the three and nine months ended September 30, 2003, a decrease of $9.3 million, or 52%, and $21.8 million, or 42.6%, respectively, compared to the corresponding prior year periods. This decrease was primarily due to the continued industry downturn and depressed economic conditions commencing in March 2001, which resulted in the decreased demand for our equipment and services. The Company experienced a slight upswing in equipment bookings in the third quarter, which was offset with a decrease in bookings from the service sector. As of September 30, 2003, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $4.9 million, a $0.1 million (1.4%) decrease from the prior quarter, yet a 25.6% increase from $3.9 million at December 31, 2002. Current backlog is not necessarily indicative of the Company’s future or quarterly annual revenue.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Gross margin dollars were negative $1.1 million and a negative $12.6 million, respectively, for the quarter and nine months ended September 30, 2003, as compared to negative $9.9 million and a negative $10.1 million, respectively, for the quarter and nine months ended September 30, 2002. Gross margin as a percentage of net sales declined to negative 12.8% and negative 42.9% respectively, for the three and nine months ended September 30, 2003 compared to negative 55.7% and negative 19.8%, respectively, for the comparable prior year periods. The improvement in our gross margin percentages for the recent quarter was positively impacted by additional absorption of overhead costs due to increased product volume, but offset with cost overruns in the Engineering and Installation (“E&I”) service area.

Research, development and engineering expense decreased to $0.8 million and $3.1 million, respectively, for the quarter and nine months ended September 30, 2003, from $2.3 million and $8.2 million, respectively, for the quarter and nine months ended September 30, 2002 as the Company continues to reduce its R&D expenditures and staff in order to bring its cost structure in line with the continued expectations of reduced or flat revenues. At the same time we are accelerating efforts to bring more cost effective and valued products to our customers. The latter has required continuing expenditures in engineering, off-setting some of our cost reduction efforts. As a percentage of product sales, research, development and engineering expense was 20.3% and 21.6%, respectively, for the quarter and nine months ended September 30, 2003 compared to 24.0% and 35.4%, respectively, in the comparable prior year periods.

Selling, general and administrative (“SG&A”) expense decreased to $2.1 million and $8.1 million, respectively, for the quarter and nine months ended September 30, 2003, from $4.7 million and $14.9 million, respectively, for the quarter and the nine months ended September 30, 2002. As a percentage of net sales, SG&A expense was 25.1% and 27.5%, respectively, for the quarter and nine months ended September 30, 2003 compared to 26.5% and 29.1%, respectively, in the comparable prior year periods. The reductions in SG&A will continue at a decreasing rate, but we also will continue to reduce costs in the E&I segment of the Company, to align costs to revenues. The is in line with the new management’s philosophy of flattening the organization to increase effective and timely decision making in order to obtain profitability goals.

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of September 30, 2003, available cash and cash equivalents approximated $18.2 million. Additionally, we have pledged $7.1 million of cash to secure the industrial revenue bonds associated with our Denver facility and the Company’s line of credit with the Bank. The bonds for the Denver facility total $6.1 million. An additional $6.1 million of cash will be unrestricted at the time of the completed sale of the Denver facility. In April 2003, we received an expected tax refund of $12.5 million.

Working capital was $35.6 million at September 30, 2003, which represented a working capital ratio of 3.3 to 1 compared to $52.0 million, or 3.3 to 1, at December 31, 2002. Our working capital declined in the third quarter due primarily to operating losses.

Our capital expenditures were $166,113 for the nine months ended September 30, 2003, reflecting our continued efforts to conserve cash.

Cash flow used in operating activities for the nine months ended September 30, 2003 was $1.1 million due primarily to operating losses and the reduction of accounts payable and accrued expenses. This reduction was offset by increases in accounts receivable collections and the receipt of our $12.5 million income tax refund.

In 1999, we acquired real estate in Nashua, New Hampshire at a cost of $3.5 million, which was financed with the proceeds from an industrial revenue bond. In August 2001 we entered into adjustable rate industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. The Nashua sale was final in August of 2003 and the bond payable was paid off. Since we intend to sell the Denver facility, the Denver bond remains classified as a current liability in the accompanying financial statements.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

We executed a sixth amendment to our second amended and restated security and loan agreement effective as of August 14, 2003, which waived our non-compliance with tangible net worth covenant under such loan agreement through and including the effective date August 14, 2003. The amendment also modified the tangible net worth covenant and required that we achieve, as of September 30, 2003, a tangible net worth of not less than $43.2 million and shall maintain at all times a tangible net worth of not less than $41.0 million for the period beginning December 31, 2003, and continuing at all times thereafter. The pledge will be reduced as the obligations to the bank with respect to our industrial revenue bond agreements are reduced. As of September 30, 2003, we had no borrowings on our unsecured $750,000 line of credit.

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

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of September 30, 2003. Our primary interest rate risk exposure has resulted from floating rate debt related to our revolving loan facility and would be immaterial to our results from operations if rates were to increase 1% from September 30, 2003 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2(d)	Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through September 30, 2003, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.2 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2001, which is being financed through industrial revenue bonds, and approximately $23.5 million for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

ITEM 6(a)	Exhibits

10.1 Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of August 14, 2003, between PECO II, Inc., and The Huntington National Bank.

31.1 Rule 13a-14(a) Certification of Chief Executive Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act.

31.2 Rule 13a-14(a) Certification of Chief Financial Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act.

32.1 Section 1350 Certification of Chief Executive Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

32.2 Section 1350 Certification of Chief Financial Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

ITEM 6(b)	Reports on Form 8-K

On August 15, 2003 we filed a Current Report on Form 8-K furnishing the Company’s financial results for second quarter 2003 under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2003	PECO II, Inc.

/s/ JAMES L. GREEN	/s/ SANDRA A. FRANKHOUSE

James L. Green President and Chief Executive Officer	Sandra A. Frankhouse Chief Financial Officer