Form 10-K
period 2003-12-31
PECO II INC
filed 2004-03-29
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The number of common shares outstanding of the registrant, as of June 30, 2003, was 21,241,344 common shares. The aggregate market value on June 30, 2003 of the common shares held by non-affiliates of the registrant was approximately $9.1 million (computed using the closing price of $0.62 per common share as reported by Nasdaq) based on the assumption that directors and executive officers are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III hereof. Except as otherwise stated the information contained in this Form 10-K is as of December 31, 2003.

PART I

ITEM I—BUSINESS

PECO II, Inc. was organized in 1988 for the purpose of acquiring the assets of ITT’s communications power product business. ITT and its predecessors had been designing and manufacturing communications power systems since 1934. In August 2000, we completed an initial public offering of 5,750,000 of our common shares, resulting in net proceeds to us of $78.3 million. We made two strategic acquisitions in 2001 to expand our engineering and installation, or E&I, service capabilities. In June 2001, we acquired Thornton Communications and in August 2001, we acquired JNB Communications. Our corporate offices are located at 1376 State Route 598, Galion, Ohio 44833, and our telephone number is (419) 468-7600.

We provide E&I on-site service, and design, manufacture and market communications power systems and offer systems integration, installation and maintenance products to the telecommunications industry. The products we offer include power systems, power distribution equipment and systems integration products. Our power systems provide a primary supply of power to support the infrastructure of communications service providers, including local exchange carriers, long distance carriers, wireless service providers, internet service providers and broadband access providers. We offer our customers solutions to their problems often including many of the above products. Our power distribution equipment directs this power to specific customer communications equipment. Our systems integration business provides complete built-to-order communications systems assembled pursuant to customer specifications. Our operations are organized within two segments: product and services. Further information about these segments is found at Note 14 to our consolidated financial statements including at Item 8 of this Annual Report on Form 10-K.

Market Overview

PECO II serves the rapidly evolving, high technology, competitive and demand driven telecommunications market primarily in North America. PECO II’s business is focused on key accounts with local, long distance, wireline and wireless service providers. In 2000 through 2003 the market suffered severe retraction of capital spending reducing capital expenditures, or CAPEX, by half from 2001 to 2003. By mid 2003, total industry CAPEX had stabilized at maintenance levels of about 20% of revenue with the major wireline carriers at 15% and the wireless carriers at 25%.

Power equipment and power equipment services represent about 2% and 1.5% of industry CAPEX respectively.

Over the long haul worldwide telecommunications services revenues continued to grow particularly in wireless and broadband services even while unit prices were dropping. Ultimately, carriers must fund this growth and replace facilities that are rapidly becoming obsolete especially because of Third Generation Wireless, or 3G, Voice Over Internet Protocol, or VOIP, and Circuit to Packet, or CTP, technologies. Verizon Wireless has announced an increase of $1.0 billion in CAPEX for 2004 and 2005 and SBC Communications has announced an increase of $400 million for 2004 indicating an industry trend for more but selective CAPEX spending. Financial stress continues in many sectors but others are going to have to increase spending or lose market share.

Additionally, the Department of Homeland Security and the Federal Aviation Administration have significant plans for improving communications.

Per market research, we anticipate the following 2004 market trends:

•	Volatile and somewhat unpredictable CAPEX growth of 5-10% from the 2003 low point.

•	Wireless Companies will spend for 3G. Wireline companies will spend for VOIP and the conversion of the local loop with CTP.

•	Power for Outside Plant, or OSP, facilities are generally located in outdoor or indoor cabinets, a market segment that PECO II has only partially participated in.

•	Service Providers continue the trend to low risk turnkey solutions.

•	Consolidations will accelerate particularly in the wireless world. For example, Cingular Wireless recently agreed to acquire AT&T Wireless.

Our Business Strategy

Our objective is to increase our market share by expanding the services and products we offer. Key elements of our strategy include:

•	Strategic Location of Service Operations and Project Managers. We believe having the capability to provide project management and E&I services locally is important for our customers. In addition to our operational center in Galion, Ohio, we have local service operations in Bristol, Tennessee, Atlanta, Georgia, Kansas City, Kansas, Nashua, New Hampshire, Audubon, Pennsylvania and Denver, Colorado. We also have Project Managers, or PMs, in Dallas, Texas and Mountain Ranch, California.

•	Invest in Product Line Expansion. We continue to make investments in research and development in order to meet the changing needs of our customers. This focuses on improving existing products and developing or employing new high technology products. In 2003, we developed several new products, including new versions of our cell site Power Systems and we obtained additional approvals of our switching center plants from several regional Bell operating companies, or RBOCs, and incumbent local exchange carriers, or ILECs.

The market prefers vendors with turnkey or end-to-end solutions capabilities. To satisfy this demand, PECO II will offer solutions rather than components. This generates long-term, strategic market opportunities and enhances pricing and margin through “value pricing.” Sales and marketing efforts are focused on key accounts with emphasis on the wireless and RBOC markets where there is significant free cash flow and where immediate CAPEX is strongest. Each key account has an Account Manager that utilizes geographically appropriate sales personnel to aid in managing the account.

Our strategic advantage is in services, field services, power E&I services and telecommunications E&I services. Services are an overriding umbrella over our product offerings including new construction, additions and maintenance programs. We offer preventative maintenance and extended warranty programs which can generate excellent margins and a base revenue stream. We supply engineer, furnish and install, or EF&I, and Battery Temperature Compensation, or BTCM, modules in cell site power systems which will double the life of the batteries. This solution to a customer’s problem has significant value and we intend to capitalize and build on these kinds of problem solutions.

We have reorganized our Services Operations with strategically located PMs. Project Managers will be responsible for assisting in the selling and profitably managing their business segment. The services delivery process places our personnel directly into hundreds of the customer’s “points of purchase” creating opportunities to sell additional services and products at better margins through value pricing. Our customers have broad product requirements and desire a limited number of vendors and therefore we intend to continue to offer a broad line of products and services. Our product development road map incorporates cost effective “plug and play” components facilitating systems development and application engineering and quickly moving low cost products into the sales stream. Our “factory” is the systems integrator of these components.

Business Segments

Our operations are organized within two segments: product and services.

Products

During 2003, PECO II introduced six new power systems primarily targeted to the wireless, cabinet and outside plant customer applications. Twenty development projects were completed to enhance existing product lines that led to major customer product approvals within network operations. These developments and significant approvals will provide the baseline for 2004 product development and marketing activities.

Our focus for 2004 and beyond is to design fully integrated power and distribution systems to meet a broad range of market needs. This is accomplished by maintaining a building block product architecture that has the flexibility to provide custom features to meet a specific customer application. We will draw from our broad range of power equipment products in order to custom design fully integrated power systems which meet the configuration requirements of our customers.

The thrust is to imbed low cost and reduced size world-scale power components into power systems that are already through or in the customer’s product approval stage. We expect this will quickly improve margins for PECO II while offering the customers better value and maintaining backward compatibility and forward interchangeability. Many of these changes will be in effect by early 2004. Over the longer term, we intend to create world-class, “plug and play” power system products with quality, availability and low cost.

Utilizing state-of-art technology, complete power systems are designed, manufactured and installed to meet individual communications customer’s requirements. Systems are built from standard building blocks (i,e, rectifiers, distribution, monitoring, etc.) as defined below.

Product Category	Purpose	Range of Products

Power Plants	Manage, monitor, protect, distribute and store energy in rechargeable batteries to be used in the event of an alternating current, or AC, input failure.	Over 13 models engineered for use in a wide number of applications, including central office, cellular, fiber optic, microwave carrier systems, mobile radio, private branch exchanges, local and wide area networks and Internet systems. Capacities range from 3 to 10,000 Amperes.

Rectifiers	Convert incoming AC power to DC power.	Over 11 models including rectifiers designed for larger applications as well as compact “hot swappable” modular switchmode rectifiers designed to be added or replaced without powering down the system.

Power distribution and measurement equipment	Directs, measures or distributes power from a centralized power plant to various loads or end uses.	We offer a wide range of products ranging from large battery distribution fuse boards, which provide intermediate distribution in applications where large power feeds from a power plant need to be split into smaller distributions, to smaller distribution circuits cabled directly to the load. The family includes several products designed specifically for the co-location market and including DC power measurement equipment.

Product Category	Purpose	Range of Products

Converter plants	Converts one form of DC power to another form of DC power.	Various models available utilizing modular converter that provide 48V-12V, 24V-48V, 48V-24V and 48V-130V conversions.

Inverters	Convert power from a DC to AC power suitable for end-use applications.	Various models, including 1,200 watt modular “hot swappable” and “redundant” systems and up to 7,200 watt inverters systems.

Monitoring	Monitors	Monitoring of various telecom components, primarily power components. One primary model is available and can be stacked to enhance features and expansion.

Ringing systems	Generate tones and ringing power from a DC plant.	Three models for a variety of applications, which need redundant ring and tone power.

Power Distribution and Measurement Equipment.    Power distribution and measurement equipment is a component of a power system, but we also offer this equipment as a separate product line. Effective distribution, control and measurement of power is becoming increasingly important as recent regulatory changes require large established service providers to permit emerging communications service providers to operate, or co-locate, on their premises. As part of this co-location requirement, established service providers must provide power to emerging communications service providers. We offer a wide variety of power distribution and measurement equipment to direct power from the host carrier’s power plant to accomplish this task.

Services

We offer a broad range of services that complement our product offering. These services include:

•	E&I of site power requirements to meet specific customer needs;

•	time and expense services which provide supplemental staffing or E&I crews for switching and transmission projects;

•	on call 24x7 help desk staff by qualified service technicians;

•	on-site repair by trained and qualified field services technicians;

•	technical training of customer technicians either on-site or at PECO II’s facilities;

•	preventative maintenance programs tailored to specific products or customer needs;

•	refurbishes and upgrades;

•	Elgin Warren product support;

•	monitoring of engineer, furnish and install; and

•	transport installations.

As a complement to our line of standard power products, we offer power equipment monitoring systems, including the MACS™ family of monitor, alarm and control systems. These systems allow customers to monitor and control their power systems from a remote location. The newest member of the family, Envision, is PECO II’s remote graphical user interface and management software which displays real-time plant conditions, alarms and status information. In addition to real time data, specific product information including model, software revision and serial number information is available for inventory tracking. The NetMACS™ is delivered to the customer network-ready and features embedded web pages that may be accessed by a standard web browser. Our PowerPro® site data and management and monitoring system software provides the customer with a comprehensive data base of its equipment and allows the user to collect data from sites equipped with remote monitors. The PowerPro® software is used by customers to provide readings of equipment in the field, and allows the customer to better manage its infrastructure.

Marketing and Sales

We have refocused our power product and services field sales force to sell all products. It has been restructured around personnel with broader telecommunications services knowledge and we are attempting to aggressively develop the services market. Project Managers prepare proposals, assist the sales force and manage projects. They will directly support sales efforts with key customers and manage approved contractors that support EF&I functions. The Business Development group make equipment proposals, enter and manage orders, provide sales materials, manage shows, administer compensation programs and maintain product development priorities. Account Managers or Salesmen will be responsible for guidance to operations for customer demand and production plans.

Our sales force and service delivery organization is deployed geographically across the United States. As mentioned previously, sales/service offices are located in Georgia, Colorado, Tennessee, Kansas and Pennsylvania. Other field personnel operate from virtual offices including their homes. Each office has real time access to databases and engineering and operational programs at our headquarters.

Customers

Our customers include RBOCs, local exchange carriers, wireless service providers, internet service providers, broadband service providers, private network operators, distributors, contractors and other service providers. In 2003, four customers, Cingular, Qwest, Sprint, and Nextel, accounted for 18.1%, 13.4%, 12.8%, and 11.8% respectively of our net sales. In 2002, three customers, Sprint, Cingular and BellSouth, accounted for 38%, 17% and 7% of our total net sales, respectively.

Substantially all of our customer contracts provide a framework for subsequent purchase orders and set the price of our products and services. They do not obligate a customer to purchase any specific amount of our products or services. These contracts typically have a term of one to three years and are not automatically renewable.

Backlog

As of December 31, 2003, the unshipped customer backlog totaled $2.1 million, compared to $3.9 million as of December 31, 2002. The entire December 31, 2003 backlog is expected to be shipped in 2004. Customers may cancel orders at any time.

Manufacturing and Quality Control

We strive to deliver our products on time and defect-free, using processes that are designed with employee involvement and focused manufacturing cell principles. Our facility in Galion, Ohio is ISO9001 certified for quality assurance in design and manufacturing. On February 13, 2004, our facility in Galion, Ohio reached another milestone. PECO II’s quality system was assessed against, and found in compliance with, ISO9001:2000 standards in conjunction with all TL9000 adders. TL9000 is a specific set of requirements for the telecommunications industry that is based on ISO9001 and developed by the Quest Forum.

Our customers increasingly require that their equipment meet or exceed established international safety and quality standards. These include the Underwriters Laboratories, Canadian Safety Agency, European Conformity and the Network Equipment Building Standard.

Because of our focus on providing customized power systems, many of our products and systems are built-to-order. Quality products and responsiveness to our customer’s needs are critical to our ability to compete successfully. We manufacture and assemble our products primarily at one regional operational center located in Galion, Ohio.

PECO II possesses valuable customer relationships, product knowledge and systems integration and services capabilities. Much of this resides in our human resources in management, services, marketing and engineering. We maintain the concept that people, both customers and employees, are the most important part of our business.

Temporary employees, partnerships and subcontractors, are utilized in services operations allowing stability and flexibility in responding to fluctuating customer demands. Customer relationships are at both the ground level where services are provided and at the executive level where trust, economy and scope are essential.

Common data processing, telecommunications and accounting systems located in Galion, Ohio provide transparency within operational and administrative functions.

Research, Development and Engineering

We have realigned our research and development resources in response to the deteriorating market conditions the past few years. In 2003, our research, development and engineering expense was $3.8 million or 9.8% of net sales; in 2002, it was $9.7 million or 15.7% of net sales; and in 2001, it was $11.2 million or 10.5% of net sales. As of December 31, 2003, we had 34 full-time employees in our research, development and engineering department.

Patents and Trademarks

We use a combination of patents, trade secrets, trademarks, copyrights and nondisclosure agreements to protect our proprietary rights. Currently, we have nine patents issued in the United States. Of the patents issued, three protect technology related to the development of our Valve regulated lead acid battery Management System, or VMS, and two expire on May 29, 2016 and the other expires on February 8, 2022. Three protect technology related to the development of our new rectifier modules and expire on October 14, 2017, January 26, 2018, and November 15, 2020, respectively. The remaining three patents issued protect technology related to our inverter modules and each expires at various times through the year 2019. We also pursue limited patent protection outside the United States with one patent issued in Europe. We do not believe any of our existing or pending patents are material to our business.

We cannot assure that any new patents will be issued, that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties or that the patents of others will not have a material adverse effect on our business and operating results.

We have received the official trademark from the United States Department of Commerce Patent and Trademark Office for the registration of the trademark “PECO II.”

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

We are presently negotiating a contract with an Asian vendor for commodity power equipment and rectifiers. We are redesigning existing equipment to accommodate these commodity items. This will further reduce our product costs, making us more cost competitive in the marketplace.

Competition

The Worldwide Power Conversion market is served by a proliferation of vendors with the main U.S. competition from Marconi, TYCO and Emerson. Each of these players offers broad power product lines plus services. Several International players have surfaced in the U.S. market with competitive products; however, they generally lack the ability to offer turnkey and other services with their products and their success has been limited.

There are many broad service providers, including all of the major equipment venders, such as Lucent, Nortel, Ericsson, Siemens and Alcatel. There are many other independent service suppliers from large general contractors, such as Bectel and General Dynamics, to small local players, including several that PECO II uses as subcontractors. The service business is very competitive and requires skilled local management and logistics support.

An additional dimension to the competition we face is the entry of AC power system manufacturers into our market. We manufacture and market DC power systems. DC power has traditionally been used in applications where reliability is paramount. For example, telephone service providers almost exclusively rely on DC power. Historically, DC power system suppliers did not compete with AC power system suppliers. However, as consumers increasingly rely on service providers offering bundled communication services, the demand for reliable DC power has increased. This increase in demand for DC power has caused, and is likely to continue to cause, AC power suppliers to enter into the DC power market. Many of these AC power suppliers have significantly greater financial and other resources than us.

Environmental Matters

We are subject to comprehensive and changing foreign, federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances. We believe that we are in compliance with current environmental requirements. Nevertheless, we use hazardous substances in our operations and as is the case with manufacturers in general, if releases of hazardous substances occur on or from our properties, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

Employees

As of December 31, 2003, we had 379 full-time employees. None of our employees is represented by a labor organization. We have not experienced employment related work stoppages.

Additional Information

We make available on our website, www.peco2.com, links to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, as well as proxy statements and other filings with the Securities and Exchange Commission. In addition, copies of our filings can be requested, free of charge, by writing to: Investor Relations, PECO II, Inc., 1376 State Route 598, Galion, Ohio 44833.

ITEM 2—PROPERTIES

The following table sets forth certain information about our principal facilities:

Location	Approximate Square Feet	Uses	Owned/Leased
Galion, Ohio(A)	429,000	Principal executive and corporate office, sales and service office and manufacturing and assembly	Owned
Denver, Colorado(B)	162,000	Engineering and installation services and sales office	Owned

Location	Approximate Square Feet	Uses	Owned/Leased
Bristol, Tennessee	4,000	Engineering, installation services and sales office	Leased
Atlanta, Georgia	14,430	Engineering, installation services and sales office	Leased

(A)	The Galion, Ohio new Corporate office shell and manufacturing facility is also listed for sale and is included in the fixed assets section of the accompanying consolidated balance sheet. The portion listed for sale is 186,000 sq. ft.

(B)	The Denver facility is currently listed in the asset section as assets held for sale in the accompanying consolidated balance sheets.

We also lease sales and service offices in or near the following cities: Kansas City, Kansas, Nashua, New Hampshire, and Audubon, Pennsylvania. Our Denver facility was financed with industrial revenue bonds. In February of 2004, we signed a lease with Mesa Systems in which they agreed to lease 117,000 sq. ft. of this facility. We continue to believe that we have excess capacity for our current operations and continue to attempt to sell or sublease portions of our facilities in Galion and Denver.

ITEM 3—LEGAL PROCEEDINGS

We are party to several legal proceedings and litigation arising in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, management is of the opinion that the final outcome of these matters should not have a material effect on our results of operations or financial position.

ITEM 4—SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

ITEM 4A—EXECUTIVE OFFICERS

Set forth below is certain information concerning our executive officers:

Name	Age	Position
Matthew P. Smith	50	Chairman of the Board
Sandra A. Frankhouse	55	Secretary, Treasurer and Chief Financial Officer
James L. Green	76	President and Chief Executive Officer
Miles A. McIntosh	46	Vice President of Power Systems
Henk F. Vande Wetering	44	Vice President of Sales and Service Operations

The following is a biographical summary of the business experience of our executive officers:

Matthew P. Smith has been employed by PECO II since 1989, and has served as the Chairman of the Board since June 2001. Matt served as Chief Executive Officer from 1998 to June 2002. He served as our President from 1998 to June 2001. From 1996 to 1998, he served as Secretary, Treasurer and Executive Vice President. From 1991 to 1998, he served as Secretary and Treasurer, and from 1990 to 1998, Mr. Smith served as Treasurer. Mr. Smith has been a director since 1994. He holds a B.S. in mechanical engineering from Purdue University.

Sandra A. Frankhouse has been employed by PECO II since 1989, and has served as the Chief Financial Officer and Treasurer since July 2003. She served as Vice President of Customer Care from May 2002 to July 2003. She served as our Treasurer from 1998 to May 2002 and as our Secretary since 1999. From 1996 to 1998, she served as Vice President and Controller. From 1995 to 1996, she served as Director of Accounting. Ms. Frankhouse holds a B.S. in education from Central Michigan University, and a B.S. in business management from Ashland University.

James L. Green founded PECO II in 1988, served as our Chairman of the Board of Directors until July 2001, served as Chief Executive Officer from 1988 to 1990, and as our President from 1989 to 1990. In April 2003, Mr. Green agreed to rejoin PECO II as our President and Chief Executive Officer. Mr. Green holds a B.S. in electrical engineering from the University of Illinois.

Miles A. McIntosh has been employed by PECO II since 2001, and has served as the Vice President of Power Systems since February 2004. From December 2002 to July 2003, he served as Vice President of Quality and Engineering. From July 2002 to December 2002, he served as Vice President of Quality. He served as Director of Quality from February 2001 to July 2002. Mr. McIntosh holds an associate degree from United Electronics Institute. He also is an ASQ-CQM “Certified Quality Manager” with over twenty years experience in quality and engineering in electronic and electro-mechanical industries.

Henk F. Vande Wetering has been employed by PECO II since 1998, and has served as the Vice President of Sales and Service Operations since December 2003. He served as Vice President of Service Operations from May 2003 to December 2003. From January 2002 to May 2003, he served as General Manager of Field Service. From 1998 to January 2002, he served as International Sales and Marketing. Mr. Vande Wetering holds a degree in electronics from Sheridan College and is pursuing additional MBA coursework at Regis University.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Our, common shares have been traded on the Nasdaq National Market under the symbol “PIII” since our initial public offering on August 18, 2000. On June 27, 2003, PECO II common shares moved to the Nasdaq SmallCap Market to take advantage of the extended grace period for compliance with the minimum bid price requirement afforded by the Nasdaq SmallCap Market. We were notified by the Nasdaq Listing Qualifications Section that as of October 22, 2003, that we have regained compliance with the minimum bid price requirement for the Nasdaq SmallCap Market. . We have decided to remain on the Nasdaq SmallCap Market for the foreseeable future. The high and low sales prices for our common shares are set forth in the table below:

2003	High	Low
First Quarter	$0.79	$0.39
Second Quarter	$0.80	$0.38
Third Quarter	$1.25	$0.62
Fourth Quarter	$1.40	$1.03

2002
First Quarter	$6.85	$4.22
Second Quarter	$5.17	$2.57
Third Quarter	$3.56	$1.19
Fourth Quarter	$1.76	$0.59

As of February 1, 2004, there were 666 holders of record of our common shares.

We did not pay dividends in 2000, 2001, 2002 or 2003. We do not currently plan to pay dividends. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant. Our current loan agreement restricts our ability to pay cash dividends of more than $100,000 in any fiscal year.

Recent Sales of Unregistered Securities

During the fourth quarter of 2003, no unregistered securities were sold.

Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of our common shares.

From the date of receipt of the proceeds through December 31, 2003, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.5 million was used for capital expenditures, excluding the purchase of the Denver regional service center in February 2001 which is being financed through industrial revenue bonds, $7.1 million has been restricted by the Company’s bank to secure outstanding borrowings, and approximately $17.7 million was used for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing investment grade securities or guaranteed obligations of the U.S. government.

ITEM 6—SELECTED FINANCIAL DATA

The selected data in this section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements. We derived the statement of operations data for the five years ended December 31, 2003 and balance sheet data as of December 31, 2003, 2002, 2001, 2000, and 1999 from the audited financial statements. Certain items that impact 2003 only have been reclassified as further described on page 17.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Net sales	$38,607	$62,060	$106,743	$156,548	$92,049
Cost of goods sold	42,039	68,154	88,365	109,366	65,671
Impairment of product segment machinery and equipment	3,300	—	—	—	—
Inventory impairment	8,633	8,000	—	—	—

Gross margin	(15,365)	(14,094)	18,378	47,182	26,378

Operating expenses:
Research, development and engineering	3,786	9,729	11,218	9,608	9,919
Selling, general and administrative	10,350	21,269	18,836	17,160	16,557
Impairment of service segment goodwill and other intangibles	5,700	—	—	—	—
Real estate impairment	1,203	2,000	—	—	—

	21,039	32,998	30,054	26,768	26,476

Income (loss) from operations	(36,404)	(47,092)	(11,676)	20,414	(98)
Interest income (expense), net	91	308	1,300	(164)	(818)

Income (loss) before income taxes and before cumulative effect of accounting change	(36,313)	(46,784)	(10,376)	20,250	(916)
Provision (benefit) for income taxes	54	(6,916)	(3,695)	8,158	(364)

Net income (loss) before cumulative effect of accounting change	(36,367)	(39,868)	(6,681)	12,092	(552)
Impairment of goodwill	—	(1,835)	—	—	—

Net income (loss)	$(36,367)	$(41,703)	$(6,681)	$12,092	$(552)

Net income (loss) per common share before cumulative effect or accounting change:
Basic	$(1.72)	$(1.85)	$(0.31)	$0.72	$(0.04)

Diluted	$(1.72)	$(1.85)	$(0.31)	$0.68	$(0.04)

Net income (loss) per common share:
Basic	$(1.72)	$(1.94)	$(0.31)	$0.72	$(0.04)

Diluted	$(1.72)	$(1.94)	$(0.31)	$0.68	$(0.04)

Weighted average number of common shares:
Basic	21,220	21,506	21,579	16,908	13,900
Diluted	21,220	21,506	21,579	17,876	13,900

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Working capital	$28,148	$51,911	$81,351	$98,477	$24,329
Total assets	65,524	108,856	160,168	154,146	68,798
Total long-term liabilities	535	691	10,433	4,941	21,194
Total shareholders’ equity	49,537	85,787	128,884	124,880	27,538

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

PECO II was formed by management in May 1988. In December 1988, we purchased certain assets of the Power Equipment division of ITT, including the Galion, Ohio manufacturing facility and surrounding land, machinery, product designs and other business property. The ITT Power Equipment division, and its predecessors, had been engaged in the manufacturing and sale of power equipment for the communications industry since 1934, including continuous operations at the Galion, Ohio manufacturing facility from 1955 through 1988, just prior to our acquisition.

Our operating results during 2003 continued to be adversely affected by the extended downturn in the communications industry and by the global economic recession. In this depressed industry and general economic environment, many of our customers deferred capital spending and reduced their equipment purchases. Several of our customers have announced increased CAPEX budgets for 2004. While we are more optimistic than previously, we remain cautious. If industry or economic conditions do not improve, or if they worsen, we may continue to experience adverse effects on our business, operating results, and financial condition.

During 2003, our focus was to align the business with current market conditions and work towards positive cash flow. Revenues from our services business decreased to 47.0% of total revenue while the demand for our power systems, power distribution, and systems integration products increased to 53.0%. While product demand improved in the fourth quarter of 2003, we continued to take actions to evaluate, make strategic investments and realignments to our business model to reflect the reality of the market environment. We made work force reductions in early 2003. Our Denver, Colorado facility remains for sale, and we have listed a portion of our expanded Galion, Ohio facilities for sale. We sold our Worthington, Ohio Engineering facility in May 2003 and our Nashua, New Hampshire Manufacturing facility in August 2003, and eliminated support systems that were no longer in line with our plans going forward. We continue to work on our business model so that we can provide shareholder value in the current environment, and when demand returns, our capacity can accommodate it with healthy margins.

After three brutal years, the telecom market appears to be coming out of a long lasting industry slump. PECO II has been focused on streamlining its operations so as to be prepared for the opportunities when and if the industry did take a turn for the better. We have developed new products and completed product cost reductions to improve our margins and align us with our customers, the local, long distance, wireline and wireless carriers. In addition, we have been diligent in obtaining customer approvals for our product line which has increased our customer base. Should the economy take a turn for the worse, it would prolong the financial strain we have experienced the past three years.

We continue to witness a spending reluctance from our customer base. Despite the market announcements such as Verizon’s announcement to increase CAPEX spending by $1.0 billion and SBC announcing a $400 million increase, there is still a conservative mind set in our customer’s procurement operations that will take some time to change. We are reorganizing our sales operations and key national account structure to better focus on whom and where are the appropriate customer personnel to be contacted concerning what we can offer, for a competitive price, and in a short period of time. There is a risk that this conservative spending mind set that we are witnessing in the industry, could slow the announced CAPEX increases, and thus impacting the revenue increment we are projecting.

Our customer base has not been fundamentally impacted as a result of the telecom debacle, but a loss of any significant customer continues to be a risk to PECO II. It is typical for the Company to have a minimum of three customers with total sales of each over 10% of total revenues per quarter. The loss of any one of these would have a detrimental financial impact on the operations of the Company.

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

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” we consider certain accounting policies related to revenue recognition, inventory valuation and impairment of long lived assets to be critical policies due to the estimation processes involved in each. We state these accounting policies on the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

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

Inventory Valuation

In light of the continued slump in the telecommunication industry, during the second quarter of 2003 the Company performed an evaluation of its existing operations. As a result of this evaluation the Company has provided for a write-off of approximately $8.6 million of inventory.

Impairment of Long Lived Assets

In the first quarter of 2003, the Company determined there was still additional excess capacity and a portion of the Galion, Ohio facility was listed for sale. The current value of the land, building and building improvements were classified as assets held for sale in first quarter 2003. The Company recorded an asset impairment charge in 2003 of $1.1 million to reflect the assets held for sale at their estimated realizable values based upon market conditions. After further review in the fourth quarter of 2003, it was determined that the Galion, Ohio facilities are unlikely to sell until Route 30 is completed in 2005. Therefore, the asset was reclassified to the fixed asset section of the consolidated balance sheet, but will remain as assets held for sale.

During the second quarter of 2003, the Company reviewed the current value of the fixed assets and determined they were impaired. The company recognized a $3.3 million machinery and equipment impairment.

The Denver, Colorado facility was reviewed again in the fourth quarter of 2003 as there have been discussions with a potential buyer. The Company signed a purchase agreement in March 2004, which will allow the buyer 180 days due diligence. As a result of the purchase agreement, we recognized an impairment of $107,000 in the fourth quarter of 2003 to properly state the assets at fair market value.

The Company had an independent third party review goodwill attributed to the service segment in the second quarter of 2003. The result was a $5.7 million impairment. An annual review of goodwill is required at the end of October of each year. An independent third party performed a review as of October 31, 2003 and determined that there was no further impairment of goodwill.

The Company’s assessment of goodwill is based on the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets,” which requires management to estimate the fair value of the Company and its reporting units. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For goodwill, any one of a number of future events, including a continued telecommunication industry downturn, could cause the Company to conclude that impairment indicators exist and the carrying value of these assets cannot be recovered.

Results of Operations

The following table shows, for the periods indicated, selected items from our consolidated statement of operations, as a percentage of net sales. Certain items that impact 2003 only have been reclassified as further described on page 17.

	Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	108.9	109.8	82.8
Impairment of product segment machinery and equipment	8.5	—	—
Inventory impairment	22.4	12.9	—

Gross margin	(39.8)	(22.7)	17.2
Operating expenses:
Research, development and engineering	9.8	15.7	10.5
Selling, general and administrative	26.8	34.2	17.6
Impairment of service segment goodwill and other intangibles	14.8	—	—
Real estate impairment	3.1	3.2	—

	54.5	53.1	28.1

Income (loss) from operations	(94.3)	(75.8)	(10.9)
Interest income (expense), net	0.2	0.5	1.2

Income (loss) before income taxes and before cumulative effect of accounting change	(94.1)	(75.3)	(9.7)
Provision (benefit) for income taxes	(0.1)	(11.1)	(3.4)

Net income (loss) before cumulative effect of accounting change	(94.2)	(64.2)	(6.3)
Impairment of goodwill	—	(3.0)	—

Net income (loss)	(94.2)%	(67.2)%	(6.3)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales.    Net sales declined $23.5 million, or 37.8%, to $38.6 million for the year ended December 31, 2003 from $62.1 million for the year ended December 31, 2002. This decline was primarily due to the continued industry downturn in 2003, which resulted in a decrease by $9.5 million in sales of power systems, power distribution equipment and systems integration along with a decrease of $14 million in service sales. Net sales of our product and services segments were $20.5 million and $18.1 million, respectively, for the year ended December 31, 2003 compared $29.9 million and $32.1 million, respectively, for the year ended December 31, 2002. As of December 31, 2003, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had declined to $2.1 million from $3.9 million at December 31, 2002. We do not anticipate this decline going forward as year end is typically a budgeting period for our customer base and our customers’ field personnel are awaiting the CAPEX numbers for their region in the upcoming year.

Gross Margin.    Gross margin dollars increased $1.3 million to a negative margin of $15.4 million in 2003 as compared to a negative margin of $14.1 million in 2002. Gross margin as a percentage of net sales declined to a negative 39.8% in 2003 compared to a negative 22.7% in 2002. The negative gross margin is also attributed primarily to the lower sales volume due to the continuing downturn in the communications industry, which significantly increased our unabsorbed capacity. In addition, in the second quarter of 2003, the current fair market value of machinery and equipment was reviewed and determined that it was impaired per SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset.” As a result, an impairment of $3.3 million was recognized and is included in the gross margin. This was reclassified to Cost of Goods Sold from Operating Expense where it previously appeared as a single line item. The Company also recognized an $8.6 million inventory impairment in the second quarter of 2003 as compared with an $8.0 million impairment in the third quarter of 2002. The focus on cost cutting measures and the elimination of facilities, have had an impact resulting in a positive gross margin in the fourth quarter of 2003. Gross margin dollars of our product and services segments were a negative $12.1 million and a negative $3.2 million, respectively, during 2003 compared to a negative $14.4 million and a positive $290,000, respectively, during 2002.

Research, Development and Engineering.    Research, development and engineering expense decreased to $3.8 million in 2003 from $9.7 million in 2002, representing a decrease of $5.9 million. As a percentage of net sales, research, development and engineering expense decreased to 9.8% in 2003 from 15.7% in 2002. This percentage decrease is largely the result of the continued effort to align costs with the lower sales volume in the last half of 2003. Fourth quarter 2003 research, development, and engineering expenses were $708,000, compared to $1.5 million in the fourth quarter 2002. This represents a 53.9% decrease.

Selling, General and Administrative.    Selling, general and administrative expense decreased to $10.4 million in 2003 from $21.3 million in 2002, representing a decrease of $10.9 million. As a percentage of net sales, selling, general and administrative expense decreased to 26.8% in 2003 from 34.2% in 2002. Included in the 2002 SG&A number was approximately $2.0 million in selling, general and administrative expense resulted from an impairment charge related to the writedown of excess real estate. This property is currently held for sale in the accompanying consolidated balance sheets. The product segment also abandoned certain manufacturing software during the fourth quarter of 2002, which resulted in a $2.4 million charge. Excluding the afore mentioned non-recurring items, totaling $4.4 million, 2002 selling, general and administrative expense was $20.9 million as compared to $10.4 million in 2003.

Interest Income.    Interest income, net, was $91,000 in 2003 compared to $308,000 in 2002. The decrease in interest income, net, in the current year is due primarily to the increased use of cash for operations and less cash available for investment purposes as well as lower interest rates.

Income Taxes.    As a result of our significant operating losses in 2003 and 2002, we determined a valuation allowance for our net deferred tax assets was required. As such, our effective income tax rate was 0.1% in 2003, compared to a benefit of 14.8% in 2002.

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

Gross Margin.    Gross margin dollars declined $32.5 million to a negative margin of $14.1 million in 2002 as compared to a margin of $18.4 million in 2001. Gross margin as a percentage of net sales declined to 22.7% in 2002 compared to 17.2% in 2001. Gross margin declined in 2002, due in part, to a write off and liquidation of obsolete and excess inventory of $8 million in the product segment of the business attributed to our product rationalization review. Additionally, the negative gross margin was also attributed to lower sales volume due to the downturn in the communications industry, which significantly increased our unabsorbed capacity. Gross margin dollars of our product and services segments were $14.4 million and $290,000, respectively, during 2002 compared to $13.8 million and $4.6 million, respectively, during 2001.

Research, Development and Engineering.    Research, development and engineering expense decreased to $9.7 million in 2002 from $11.2 million in 2001, representing a decrease of $1.5 million. As a percentage of net sales, research, development and engineering expense increased to 15.7% in 2002 from 10.5% in 2001. This percentage increase was strictly due to the lower sales volume, as we continued to decrease these expenses in the last half of 2002. For instance, fourth quarter 2002 research, development, and engineering expense was $1.5 million, compared to $2.8 million in the fourth quarter 2001. This represented a 45.7% decrease, which demonstrated an effort to align costs with the lower sales volume.

Selling, General and Administrative.    Selling, general and administrative expense increased to $23.3 million in 2002 from $18.8 million in 2001, representing an increase of $4.5 million. During the third quarter of 2002, approximately $2.0 million in selling, general and administrative expense resulted from an impairment charge related to the writedown of excess real estate. This property is still currently held for sale in the accompanying consolidated balance sheets. The product segment also abandoned certain manufacturing software during the fourth quarter of 2002, which resulted in a $2.4 million charge. As a percentage of net sales, selling, general and administrative expense increased to 37.4% in 2002 from 17.6% in 2001. Excluding the afore mentioned non-recurring items, totaling $4.4 million, 2002 selling, general and administrative expense was $20.9 million. Cost cutting strategies continued during the third and fourth quarters of 2002. If not for the real estate impairment charge, third quarter expense would have been $4.7 million and excluding the software write off, fourth quarter expense was $4.0 million.

Interest Income.    Interest income, net, was $300,000 in 2002 compared to $1.3 million in 2001. The decrease in interest income, net, in the current year was due primarily to the increased use of cash for operations and less cash available for investment purposes as well as lower interest rates.

Income Taxes.    As a result of our significant operating losses in 2002, we determined a valuation allowance for our net deferred tax assets was required and accordingly our effective benefit income tax rate was 14.8% in 2002, compared to a benefit of 35.6% in 2001.

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. In August 2000, we completed an initial public offering of 5.75 million common shares at $15.00 per share, generating net proceeds of approximately $78.3 million. A portion of these net proceeds was used to reduce bank indebtedness. We received tax refunds of approximately $12.5 million in the second quarter of 2003. At December 31, 2003, available cash equivalents approximated $17.4 million.

Working capital was $28.1 million at December 31, 2003, which represented a working capital ratio of 2.8 to 1, compared to $52.0 million, or 3.3 to 1, at December 31, 2002. Our investment in inventories and accounts receivables was $14.5 million and $26.5 million at December 31, 2003 and 2002, respectively. Our capital expenditures were $0.3 million, $0.9 million and $17.3 million in 2003, 2002 and 2001, respectively. Our budgeted capital expenditures for 2004 remains the same at $0.5 million as we remain focused on conserving cash. Accounts receivable days sales outstanding stood at 57 days at December 31, 2003, as compared to 66 days at December 31, 2002. At December 31, 2003 inventory days on hand were 150 days, as compared to 120 days on hand at December 31, 2002.

Cash flows used by operating activities were $1.8 million in 2003, a decline of $22.0 million, from a negative cash flow from operating activities of $23.8 million in comparison with 2002. This use of cash was primarily the result of operating losses and the reduction in accounts payables and accrued expenses, offset by the income tax refund, and reductions in accounts receivable and inventories. Many cost cutting measures were implemented in 2003 to conserve cash.

In August 2001, we entered into adjustable rate industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. The $2.0 million Series A Bonds bear interest at 1.45% at December 31, 2003. The $4.5 million Series B Bonds bear interest at 1.3% at December 31, 2003. We intend to sell the Denver, Colorado facility to pay down these bonds, and we signed a purchase agreement in March 2004. As a result, the Denver facilities and related bonds will remain classified as a current asset and current liability in the accompanying consolidated financial statements.

In September 2001, the Board of Directors authorized the repurchase of up to one million common shares in the open market or in private transactions. As of December 31, 2001, we had acquired 408,000 shares at a cost of $1.6 million. During the second quarter of 2002 we acquired 181,112 shares at a cost of $604,000. On July 26, 2002, the Board approved a one million share increase in the program. During the third quarter of 2002 we acquired 795,600 shares at a cost of $1.5 million, and in the fourth quarter of 2002, we acquired 1,000 shares at a cost of $1,470. As of December 31, 2003, the Company’s aggregate of 1,385,712 shares repurchased at an average price of $2.70 per share remained the same. There were no additional shares repurchased in 2003.

During the fourth quarter of 2002, we executed a fourth amendment to our second amended and restated loan and security agreement (the “Loan Agreement”) and reduced our bank loan facility to $2.0 million, due to the limited need to finance capital expenditures. The amendment included the option for the bank to obtain a security interest in cash accounts, accounts receivable, and inventories in the event that tangible net worth falls below $78.0 million. Since our tangible net worth was below $78.0 million at December 31, 2002, the bank exercised its option to obtain a security interest. The amendment also required us to maintain liquidity of not less than $10.0 million. The Loan Agreement also contains certain other restrictive covenants.

We executed a fifth amendment to the Loan Agreement effective as of January 1, 2003, which waived the tangible net worth covenant non-compliance and further reduced our bank loan facility to $750,000. The amendment also modified the tangible net worth covenant and required that we maintain liquidity of not less than $13.0 million through and including May 30, 2003 and not less than $15.0 million beginning May 31, 2003 and continuing thereafter. As a condition of entering into the amendment, we were required to deposit $10.3 million into a pledge account with the bank. The pledge will be reduced as the obligations to the bank with respect to the industrial revenue bond agreements are reduced.

We executed a sixth amendment to the Loan Agreement effective as of August 14, 2003 which waived the tangible net worth covenant non-compliance once again. The amendment modified the tangible net worth covenant, and required that we maintain liquidity of not less than $43.2 million as of September 30, 2003 and shall maintain at all times a tangible net worth of not less than $41.0 million for the period beginning December 31, 2003.

During August 2003, the Nashua, New Hampshire manufacturing facility was sold and the respective industrial revenue bond related to that facility was paid in full. As of December 31, 2003, the balance in our pledge account with the bank was $7.1 million. At December 31, 2003, we complied with all other covenants under the Loan Agreement and there were no borrowings on our secured $750,000 loan agreement.

We do not currently plan to pay dividends, but rather to retain earnings for use in the operation of our business and to fund future growth.

We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next

12 months. The Company will attempt to increase its credit line in 2004. While we expect secured financing to be available to us on commercially reasonable terms, in the current business environment access to financing cannot be assured.

We have capital lease agreements for computer, machinery and office equipment that expire through 2007. Future minimum annual lease payments required during the years ending in 2004 through 2007 are $209,000, $121,000, $121,000, and $389,000, respectively.

We have operating leases covering certain office facilities, and equipment that expire at various dates through 2006. Future minimum annual lease payments required during the years ending in 2004 through 2006 under non-cancelable operating leases having an original term of more than one year are, $480,000, $394,000, and $188,000, respectively.

The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, and certain other material purchase obligations as of December 31, 2003.

	Contractual Payments Due by Period
(In thousands)	Total	2004	2005	2006	2007	2008	After 2009
Debt (1)	$6,080	$230	$240	$250	$270	$280	$4,810
Capital Lease Obligations (2)	840	209	121	121	389	—	—
Operating Lease Payments (3)	1,062	480	394	188	—	—	—
Other Purchase Obligations	114	38	38	38	—	—	—

Total	$8,096	$957	$793	$597	$659	$280	$4,810

(1)	These amounts are included on our Consolidated Balance Sheets. These amounts are for the industrial revenue bonds which are backed by standby letter or credits totaling $6.2 million at December 31, 2003, which expire on August 7, 2020. This schedule displays the contractual payment amounts even though the entire amount is classified as a current liability at December 31, 2003. See Note 4 of the Notes to Consolidated Financial Statements for additional information about our debt and related matters.

(2)	The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. See Note 6 of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(3)	Our operating lease obligations are described in Note 6 of the Notes to Consolidated Financial Statements. A portion of these obligations is backed by a letter of credit totaling $194,000 at December 31, 2003, which expire on October 31, 2006.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 141, “Business Combinations” and SFAS No. 142. The statements were effective for us on January 1, 2002. These statements resulted in modifications relative to our accounting for goodwill and other intangible assets. Specifically, we ceased goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets including goodwill are now subject to new impairment testing criteria. Impairment charges of $1.8 million associated with goodwill were recognized in the first quarter of 2002 as a cumulative effect of accounting change. Impairment charges of $5.7 million were recognized in the second quarter of 2003 as additional operating expense.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The standard applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has adopted this standard on January 1, 2003. The adoption of this standard does not have a material impact on the Company’s financial position or results of operations.

In September 2001, the FASB issued SFAS No. 144. This statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement during 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No.123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company has adopted the additional disclosure provisions in the fourth quarter of 2002. The Company has continued following the intrinsic value based method when the entire standard was adopted on January 1, 2003.

Off-Balance Sheet Financings

We do not have any off balance sheet entities or arrangements. All of our subsidiaries are reflected in our financial statements. We do not have any interests in or relationships with any special-purpose entities that are not reflected in our financial statements.

ITEM 7A—QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate or foreign currency transactions for speculative purposes or otherwise. Our foreign currency exposure was immaterial as of December 31, 2003 and 2002, respectively.

Our primary interest rate risk exposure results from our revolving loan facility. We had no borrowings under our revolving loan facility at December 31, 2003. We currently do not hedge our exposure to floating interest rate risk.

Forward-Looking Statements

We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Form 10-K includes forward-looking statements relating to our business, which involve risks and uncertainties. Forward-looking statements contained herein or in other statements made by us are made based on our management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PECO II, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of PECO II, Inc.

We have audited the accompanying consolidated balance sheet of PECO II, Inc. (an Ohio Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PECO II, Inc. as of December 31, 2001 and the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 23, 2002.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PECO II, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

As discussed above, the consolidated financial statements of PECO II, Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

1.  As described in Note 1, these consolidated financial statements have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, which was adopted by the Company in the fourth quarter of 2002. Our audit procedures with respect to 2001 included (a) agreeing the adjustments to reported net income representing stock compensation expense (including any related tax effects) to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income, and the related earnings-per-share amounts.

2.  As described in Note 2, these consolidated financial statements have been revised to include the transition disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to 2001 included (a) agreeing previously reported net loss to the previously issued consolidated financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods relating to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related earnings-per-share amounts.

3.  The consolidated statements of operations for each of the year ending December 31, 2001 have been revised to further detail net sales, cost of goods sold and gross margin by business segment. Our audit procedures with respect to 2001 included (a) agreeing the reported amounts to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the break-out.

4.  In addition, the information in Note 14, “Business Segments”, for the year ending December 31, 2001 has been revised to present this segment disclosure. Our audit procedures with respect to 2001 included (a) agreeing the reported amounts to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the additional disclosure.

In our opinion, such disclosures and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/    GRANT THORNTON LLP

Cleveland, Ohio

January 28, 2004

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

ARTHUR ANDERSEN LLP

Cleveland, Ohio,

January 23, 2002

PECO II, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$17,366	$25,674
Accounts receivable, net	5,967	7,802
Inventories, net	8,573	18,738
Prepaid expenses and other current assets	410	1,170
Refundable and deferred income taxes	—	12,500
Assets held for sale	4,136	8,405
Restricted cash	7,148	137

Total current assets	43,600	74,426

Property and equipment, at cost:
Land and land improvements	254	254
Buildings and building improvements	9,945	11,462
Machinery and equipment	9,671	9,833
Furniture and fixtures	7,614	8,485

	27,484	30,034
Less-accumulated depreciation	(13,422)	(9,181)

Property and equipment, net	14,062	20,853
Other Assets:
Goodwill and other intangibles, net	7,842	13,542
Long term notes receivable	20	35

Total Assets	$65,524	$108,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of industrial revenue bonds	$6,080	$9,425
Capital leases payable	158	316
Accounts payable	1,113	2,799
Accrued compensation expense	1,492	1,587
Other accrued expenses	6,030	7,638
Accrued income taxes	579	613
Borrowings under line of credit	—	—

Total current liabilities	15,452	22,378

Capital leases payable, net of current portion	535	691

Shareholders’ Equity:
Common shares, no par value: authorized 50,000,000 shares; 22,201,666 shares issued at December 31, 2003 and 2002	2,816	2,816
Additional paid-in capital	110,726	111,335
Retained deficit	(62,327)	(25,960)
Treasury shares, at cost, 847,830 and 1,060,027 shares at December 31, 2003 and 2002, respectively	(1,678)	(2,404)

Total shareholders’ equity	49,537	85,787

Total Liabilities and Shareholders’ Equity	$65,524	$108,856

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net sales:
Product	$20,470	$29,923	$75,065
Services	18,137	32,137	31,678

	38,607	62,060	106,743
Cost of goods sold:
Product	20,682	36,307	61,277
Services	21,357	31,847	27,088
Impairment of product segment machinery and equipment	3,300	—	—
Inventory impairment	8,633	8,000	—

	53,972	76,154	88,365
Gross margin:
Product	(12,145)	(14,384)	13,788
Services	(3,220)	290	4,590

	(15,365)	(14,094)	18,378
Operating expenses:
Research, development and engineering	3,786	9,729	11,218
Selling, general and administrative	10,350	21,269	18,836
Impairment of service segment goodwill and other intangibles	5,700	—	—
Real estate impairment	1,203	2,000	—

	21,039	32,998	30,054

Income (loss) from operations	(36,404)	(47,092)	(11,676)
Interest income (expense), net	91	308	(1,300)

Income (loss) before income taxes and before cumulative effect of accounting change	(36,313)	(46,784)	(10,376)
Provision (benefit) for income taxes	(54)	(6,916)	(3,695)

Income (loss) before cumulative effect of accounting change	(36,367)	(39,868)	(6,681)
Impairment of goodwill	—	(1,835)	—

Net income (loss)	$(36,367)	$(41,703)	$(6,681)

Net income (loss) per common share before cumulative effect of accounting change:
Basic	$(1.72)	$(1.85)	$(0.31)

Diluted	$(1.72)	$(1.85)	$(0.31)

Basic earnings (loss) per share	$(1.72)	$(1.94)	$(0.31)

Diluted earnings (loss) per share	$(1.72)	$(1.94)	$(0.31)

Weighted average common shares outstanding:
Basic	21,220	21,506	21,579
Diluted	21,220	21,506	21,579

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Shares		Additional Paid-In Capital	Retained Earnings/ (Deficit)	Treasury Shares		Total
	Number	Amount			Number	Amount
Balance, December 31, 2000	20,931,650	2,655	99,801	22,424	—	—	124,880
Stock options and stock purchase plans	384,016	49	1,709	—	53,814	236	1,994
Issuance of stock for business acquisition	886,000	112	9,421	—	—	—	9,533
Purchase of treasury shares	—	—	—	—	(408,000)	(1,642)	(1,642)
Stock compensation expense, net	—	—	800	—	—	—	800
Net loss	—	—	—	(6,681)	—	—	(6,681)

Balance, December 31, 2001	22,201,666	2,816	111,731	15,743	(354,186)	(1,406)	128,884
Stock options and stock purchase plans	—	—	(662)	—	271,871	1,103	441
Purchase of treasury shares	—	—	—	—	(977,712)	(2,101)	(2,101)
Stock compensation expense, net	—	—	266	—	—	—	266
Net loss	—	—	—	(41,703)	—	—	(41,703)

Balance, December 31, 2002	22,201,666	2,816	111,335	(25,960)	(1,060,027)	(2,404)	85,787
Stock options and stock purchase plans	—	—	(609)	—	212,197	726	117
Net loss	—	—	—	(36,367)	—	—	(36,367)

Balance, December 31, 2003	22,201,666	$2,816	$110,726	$(62,327)	(847,830)	$(1,678)	$49,537

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,367)	$(41,703)	$(6,681)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,234	3,799	3,885
Goodwill impairment	5,700	1,835	—
Loss on disposals of property and equipment	442	2,495	37
Deferred income taxes	—	5,963	(895)
Inventory impairment	8,633	8,000	—
Real Estate	1,203	2,000	—
Impairment of product segment machinery and equipment	3,300	—	—
Stock compensation expense	—	266	800
Working capital changes:
Accounts and notes receivable	1,849	5,825	(22,482)
Inventories	1,532	2,785	(4,003)
Prepaid expenses and other current assets	643	122	(4,848)
Accounts payable, other accrued expenses and accrued income taxes	9,173	(13,793)	(7,016)
Accrued compensation expense	(95)	(1,386)	(2,135)

Net cash provided by (used for) operating activities	(1,753)	(23,792)	11,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(282)	(862)	(17,312)
Acquisition of business, net of cash acquired	—	—	(5,055)
Proceeds from sale of property and equipment	4,280	2,808	20

Net cash provided by (used for) investing activities	3,998	1,946	(22,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond	(7,011)	5	(89)
Repayments under lines of credit	—	—	(375)
Borrowings of long-term debt and capital leases	—	—	6,350
Repayments of long-term debt and capital leases	(3,659)	(632)	(426)
Public sale of common shares	—	—	—
Proceeds from issuance of common shares	117	441	1,994
Purchase of treasury shares	—	(2,101)	(1,642)

Net cash provided by (used for) financing activities	(10,553)	(2,287)	5,812

Net increase (decrease) in cash	(8,308)	(24,133)	(5,113)
Cash and cash equivalents at beginning of period	25,674	49,807	54,920
Cash and cash equivalents at end of period	$17,366	$25,674	$49,807

Supplemental Disclosure of Cash Flow Information:
Income taxes paid/(refund)	$(12,390)	$(5,329)	$2,178
Interest paid	205	330	347
Supplemental Disclosure of Noncash Investing and Financing Activities:
Common shares issued in connection with acquisition	—	—	9,533

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

Nature of Business

The Company provides engineering and installation on-site services and designs, manufactures and markets communications power systems and equipment, and offers systems integration products and related services for the communications industry. The Company operates in two business segments: product and services. The products and services offered include power systems, power distribution equipment, engineering and installation services, and system integration products.

Cash and Cash Equivalents

Cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash and have original maturities of three months or less.

Accounts Receivable

Accounts receivable are net of the allowance for doubtful accounts of $576 and $677 at December 31, 2003 and 2002, respectively.

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

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Equipment under capital leases is amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets. The provision for depreciation for the years ended December 31, 2003, 2002, and 2001 is $2,234, $3,799, and $3,079, respectively.

Assets Held for Sale

In March of 2003, the Company listed the new corporate headquarters shell and new manufacturing facility for sale. An impairment of $1,096 was recognized to reflect the assets held for sale at their estimated realizable values based upon market conditions. On December 31, 2003, it was determined that these buildings will probably not sell until the four-lane highway extension of U.S. 30 within a half mile of the facility is completed, which is expected in 2005. The buildings were reclassified to long-term assets at December 31, 2003 and depreciation expense was adjusted accordingly. The Company will continue to market the buildings as held for sale.

During the fourth quarter of 2002, the Company listed their Nashua, New Hampshire, Denver, Colorado and Worthington, Ohio facilities for sale. The land, building and building improvements have been classified as assets held for sale as of December 31, 2002. The Company recorded an asset impairment charge in 2002 of $2,000 to reflect the assets held for sale at their estimated realizable values based upon market conditions.

The Worthington, Ohio and the Nashua, New Hampshire facilities were sold in May 2003 and August 2003, respectively. In March 2004, we signed a purchase agreement related to our Denver, Colorado facility. The buyer has requested approximately 180 days to perform due diligence. Based on the purchase agreement, we have written down our Denver facility by $107 to reflect the asset at its estimated fair market value.

Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired through acquisition. In accordance with SFAS No. 142 “Goodwill and other Intangible Assets,” we have ceased goodwill amortization.

Other Accrued Expenses

Other accrued expenses at December 31, 2003 and 2002 consist of the following:

	December 31,
	2003	2002
Accrued warranty costs	$834	$560
Customer deposits	31	976
Taxes, other than income taxes	1,333	1,626
Medical and workers compensation insurance	43	877
Litigation accrual	2,909	3,000
Deferred gain on sale and lease back	241	—
Other	639	599

Total	$6,030	$7,638

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Warranties

The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when revenue is recognized. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

The changes in the Company’s accrued product warranty costs are as follows:

	December 31,
	2003	2002
Liability, beginning of year	$560	$679
Expense	659	21
Warranty Claims	(385)	(140)

Liability, end of year	$834	$560

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

Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, trade accounts receivable, accounts payable, borrowings under lines of credit and long-term debt. The Company does not hold or issue financial instruments for trading purposes. All financial instruments are considered to have a fair value, which approximates carrying value at December 31, 2003 and 2002. Financial instruments that potentially subject the Company to concentration of credit risk consist of trade accounts receivable. Trade accounts receivable due from three customers at December 31, 2003 and 2002 was $3,090 and $4,416, respectively, which accounted for $51.8% and 56.6% of total accounts receivable due at these dates.

Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 8. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its plans. Stock expense in 2002 and 2001 is the result of stock options issued prior to the Company’s IPO in August 2000 with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net income and earnings per share if

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” using the assumptions described in Note 8, to its stock-based employee plans.

	Year ending December 31,
	2003	2002	2001
Net income (loss), as reported	$(36,367)	$(41,703)	$(6,681)
Add: Stock-based employee compensation expense included in reported net-loss, net of related tax effects	—	12	393
Less: Stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(550)	(595)	(1,945)

Pro forma net income	$(36,917)	$(42,286)	$(8,233)

Earnings (loss) per share
Basic—as reported	$(1.72)	$(1.94)	$(0.31)

Basic—pro forma	$(1.74)	$(1.97)	$(0.38)

Diluted—as reported	$(1.72)	$(1.94)	$(0.31)

Diluted—pro forma	$(1.74)	$(1.97)	$(0.38)

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

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses of $36,367 in 2003 and $41,703 in 2002 and $6,681 in 2001 and at December 31, 2003 had a retained deficit of $62,327. The Company utilized $1,753 of cash for operating activities in 2003 and $23,792 in 2002. As of December 31, 2003, the Company has $24,514 of cash of which $7,148 is restricted for its outstanding industrial revenue bonds and as collateral on the Company’s line-of-credit agreement. The Company has a financing agreement, which includes a $750 line-of-credit agreement through June, 2004. There was no outstanding balance on this line-of-credit as of December 31, 2003. The Company believes they can remain in compliance with the agreement, as amended throughout 2004. Additionally, management expects to obtain additional asset based lending during 2004. The Company has taken steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations. This consolidation includes the closing and sale of its Nashua, New Hampshire production operations. The Company leased back a portion of the facility to provide a location for its service operations. Additionally, management continues to pursue the sale of other facilities held for sale and signed a purchase agreement with a potential buyer, whom has been given 180 day due diligence, for the Denver, Colorado facility.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Based on available funds, current plans and business conditions, management believes that the Company’s available cash, borrowings and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

Impact of New Accounting Standards

The FASB recently issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The statements are effective for us on January 1, 2002. These statements resulted in modifications relative to our accounting for goodwill and other intangible assets. Specifically, we ceased goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets including goodwill are now subject to new impairment testing criteria. Impairment charges of $1,835 associated with goodwill were recognized in the first quarter of 2002 as a cumulative effect of accounting change.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The standard applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has adopted this standard on January 1, 2003. The adoption of this standard does not have a material impact on the Company’s financial position or results of operations.

In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” related to the disposal of a segment of a business. This statement amends certain provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement during 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company has adopted the additional disclosure provisions in the fourth quarter of 2002. The Company has continued following the intrinsic value based method when the entire standard was adopted on January 1, 2003.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2003 consolidated financial statements presentation.

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

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is no longer amortized. Prior to January 1, 2002, goodwill was being amortized on a straight-line basis over a period of 15 years. As a result of the adoption of SFAS No. 142, the $13,542 carrying value of remaining goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

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

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

The Company had an independent third party review goodwill attributed in the second quarter of 2003. The result was a $5,700 impairment. An annual review of goodwill is required at the end of October of each year. An independent third party performed a review as of October 31, 2003 and determined that there was no further impairment of goodwill.

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

Net income (loss) and earnings (loss) per share, adjusted to include the non-amortization provisions of SFAS No. 142, net of tax, are as follows:

	Year ended December 31,
	2003	2002	2001
Net income (loss):
Reported net income (loss)	$(36,367)	$(41,703)	$(6,681)
Goodwill amortization	—	—	511

Adjusted net income (loss)	$(36,367)	$(41,703)	$(6,170)

Basic earnings (loss) per share:
Report net income (loss)	$(1.72)	$(1.94)	$(0.31)
Goodwill amortization	—	—	0.02

Adjusted net income (loss)	$(1.72)	$(1.94)	$(0.29)

Diluted earnings (loss) per share:
Reported net income (loss)	$(1.72)	$(1.94)	$(0.31)
Goodwill amortization	—	—	0.02

Adjusted net income (loss)	$(1.72)	$(1.94)	$(0.31)

3.    Inventories

Inventories are summarized as follows:

	December 31,
	2003	2002
Raw materials	$7,749	$15,664
Work-in-process	134	1,027
Finished goods	690	2,047

	$8,573	$18,738

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

4.    Line of Credit and Long-Term Debt

During the fourth quarter of 2002, we executed a fourth amendment to our second amended and restated loan and security agreement (the “Loan Agreement”) and reduced our bank loan facility to $2,000, due to the limited need to finance capital expenditures. The amendment included the option for the bank to obtain a security interest in cash accounts, accounts receivable, and inventories in the event that tangible net worth falls below $78,000. Since our tangible net worth was below $78,000 at December 31, 2002, the bank exercised its option to obtain a security interest. The amendment also required us to maintain liquidity of not less than $10,000. The Loan Agreement also contains certain other restrictive covenants.

We executed a fifth amendment to the Loan Agreement effective as of January 1, 2003, which waived the tangible net worth covenant non-compliance and further reduced our bank loan facility to $750. The amendment also modified the tangible net worth covenant and required that we maintain liquidity of not less than $13,000 through and including May 30, 2003 and not less than $15,000 beginning May 31, 2003 and continuing thereafter. As a condition of entering into the amendment, we were required to deposit $10,300 into a pledge account with the bank. The pledge will be reduced as the obligations to the bank with respect to the industrial revenue bond agreements are reduced.

We executed a sixth amendment to the Loan Agreement effective as of August 14, 2003 which waived the tangible net worth covenant non-compliance once again. The amendment modified the tangible net worth covenant, and required that we maintain tangible net worth of not less than $43,200 as of September 30, 2003 and shall maintain at all times a tangible net worth of not less than $41,000 for the period beginning December 31, 2003. At December 31, 2003, the Company complied with all covenants under the Loan Agreement. As of December 31, 2003, there were not borrowings on the Company’s $750 Loan Agreement.

A summary of the Company’s long-term debt outstanding is as follows:

	December 31,
	2003	2002
Industrial revenue bonds for $3,500 from the state of New Hampshire, due September 2019 payable in monthly installments into a trust, including interest at 1.86%. Obligation was repaid in 2003.	$—	$3,135
Industrial revenue bonds for $6,500 from the county of Arapahoe, Colorado; $2,000 Series A Bonds due August 2021, adjustable rate interest at 1.45%; $4,500 Series B Bonds due August 2017, adjustable rate interest at 1.30%	6,080	6,290

Total	6,080	9,425

Less—current portion	6,080	9,425

	$0	$0

In the fourth quarter 2002 in conjunction with the Company’s analysis of their ongoing operations, it was determined that the Nashua, New Hampshire and Denver, Colorado facilities would be placed on the market and held for sale. As such, the related debt and deferred costs of these two facilities have been presented as a current obligation as of December 31, 2002.

During the third quarter of 2003, the Company sold the Nashua, New Hampshire facility for $3,850. In connection with the sale, the Company has agreed to leaseback 25,000 square feet of this facility through August 31, 2006. This transaction results in a gain of $280 that has been deferred and will be recognized over the

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

term of the lease. The sale of the Nashua, New Hampshire facility also resulted in the pay off of the $3,500 State of New Hampshire industrial revenue bonds and the release of $3,100 of restricted cash. The debt and deferred costs of the Denver, Colorado facility is presented as a current obligation as of December 31, 2003.

5.    Asset Impairment Charges

During the third quarter of 2002 the Company performed an evaluation of its existing operations, the result of this evaluation was to consolidate certain production facilities and streamline its product offerings. In connection with this action the Company has provided for a write-off and disposed of approximately $8,000 of inventory. Due to the continued slump in the telecommunications industry, during the second quarter of 2003, the Company recognized an additional impairment charge of $8,633 of inventory. In the second quarter of 2003, machinery and equipment was reviewed, SFAS No. 144. It was determined that the current fair value was impaired, and an impairment of $3,300 was recognized.

The Company also provided a $1,200 impairment charge related to certain excess real estate to reflect the property at current fair value based upon conditions in the first quarter of 2003.

6.    Commitments

The Company leases computers, machinery and office equipment under capital lease agreements that expire through the year 2007. The amount of the capital leases included in property and equipment at December 31, 2003 and 2002 is summarized as follows:

	December 31,
	2003	2002
Furniture and equipment	$1,947	$1,971
Less-accumulated depreciation	1,240	649

	$707	$1,322

Future minimum payments under the capital leases are as follows:

2004	209
2005	121
2006	121
2007	389
2008 and thereafter	—

Total minimum lease payments	840
Less—amounts representing interest	147

Present value of future minimum lease payments	693
Less—current maturities	158

Long-term capital leases	$535

The Company has operating leases covering certain office facilities, and equipment that expire at various dates through 2006. Future minimum annual lease payments required during the years ending in 2004 through 2006 under noncancelable operating leases having an original term of more than one year are $480, $394 and $188, respectively. Aggregate rental expense on noncancelable operating leases for the years ended in 2003, 2002, and 2001 approximated $595, $769, and $563, respectively.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

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

8.    Stock Option Plans

In June 2000, the 2000 Performance Plan was adopted and approved by our shareholders for the issuance of up to 2,500,000 common shares. In addition, the Company has two non-qualified stock option plans for employees, which each reserve 2,500,000 shares of the Company’s stock for issuance under the plans. These Plans provide for awarding stock options to employees and contains provisions under which employees may be granted stock options in lieu of a portion of their compensation, subject to the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the Company’s common stock at the date of grant, generally vest over three to four years, and must be exercised within five years from the grant date.

Prior to the completion of the initial public offering, the Company allowed the employees to receive the net proceeds from the exercise of the options in cash, in lieu of stock. Concurrent with the initial public offering, the cash option was terminated. There was no compensation expense related to an increase in value of the options recorded in 2003. Accordingly, the Plan is considered compensatory up to the initial public offering and compensation expense related to the increase in value of the options was recorded as follows:

	December 31,
	2002	2001
Cost of Goods Sold	$4	$126
Research, Development and Engineering	2	71
Selling, General and Administrative	6	196

	$12	$393

The Company has recorded additional compensation expense with a corresponding increase to additional paid-in capital for all unexercised stock options and shares issued to a director and certain employees. The expense represents the options valued at the offering price in excess of the value of the shares pursuant to the Company’s repurchase obligation. There was no additional compensation expense recorded in 2003. Total compensation expense was recorded as follows:

	December 31,
	2002	2001
Cost of Goods Sold	$81	$266
Research, Development and Engineering	46	149
Selling, General and Administrative	127	415

	$254	$830

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Information relating to the Company’s outstanding option plans is as follows:

	Total Options	Option Price	Weighted Average Option Price
Shares under option at December 31, 2000	1,667,404	$0.60 – 20.125	$2.67
Granted	383,602	6.35 – 18.00	8.15
Forfeited/canceled	(144,899)	0.94 – 20.125	6.71
Exercised	(286,500)	0.60 – 15.00	2.77

Shares under option at December 31, 2001	1,619,607	0.94 – 20.125	11.12
Granted	143,400	1.90 – 6.25	6.16
Forfeited/canceled	(275,267)	0.94 – 20.125	10.34
Exercised	(77,400)	0.94 – 2.80	1.82

Shares under options at December 31, 2002	1,410,340	2.20 – 20.125	11.34

Granted	1,140,000	0.66 – 1.15	0.72
Forfeited/canceled	(972,054)	2.20 – 20.125	12.04
Exercised	—	—	—

Shares under options at December 31, 2003	1,578,286	0.66 – 20.125	3.19

Options exercisable at December 31, 2003	905,938	0.66 – 20.125	4.45

Under the 2000 plan, 1,042,114 shares are available for issuance.

The Company has elected to use the disclosure only method of complying with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of each option granted under the Company’s Plans are estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in fiscal years 2003, 2002, and 2001, respectively: dividend yield of 0%, expected volatility of 109.16%, 76.53%, and 95.23%, risk-free interest rates of 2.22%, 4.02%, and 4.23%, and an expected life of the options of 5 years for 2003, 2.3 years for 2002, and 2.2 years for 2001. The weighted average fair value on the date of grant for options granted during fiscal years 2003, 2002, and 2001 were $1.29, $9.03, and $11.97, respectively.

9.    Employee Benefit Plans

The Company has a 401(k)/Profit Sharing Plan. Under the Plan, eligible employees, as defined, may contribute up to 15% of their compensation subject to certain limitations. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. No contributions were made by the Company in 2003, 2002, and 2001.

In April 2001 the shareholders approved the 2000 Employee Stock Purchase Plan and reserved for issuance an aggregate of one million common shares. The Plan allows eligible employees to purchase common shares through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The Plan will terminate when all or substantially all of the common shares reserved for purposes of the plan have been purchased. During 2003, 2002 and 2001, 193,197, 194,471 and 151,330 shares, respectively, have been issued under the plan and 461,002 shares were available for future issuance.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

10.    Income Taxes

The Company accounts for income taxes using the provisions of SFAS No. 109, “Accounting For Income Taxes.” Deferred income taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

	2003		2002	2001
Current tax expense:
Federal	$	(—)	$(13,101)	$(3,025)
State		54	222	225

Total current		54	(12,879)	(2,800)

Deferred tax expense:
Federal		—	4,774	(670)
State		—	1,189	(225)

Total deferred		—	5,963	(895)

Total provision (benefit) for income taxes		$54	$(6,916)	$(3,695)

A reconciliation of the federal statutory and effective income tax for the years ended December 31, follows:

	2003	2002	2001
Income (loss) before income taxes	$(36,313)	$(46,784)	$(10,376)

Federal statutory taxes	(12,346)	$(15,907)	$(3,528)
Valuation allowance	12,346	6,856	—
State taxes and other (net of federal benefit)	54	2,135	(167)

Provision (benefit) for income taxes	$54	$(6,916)	$(3,695)

Effective income tax (benefit) rate	0.1%	(14.8)%	(35.6)%

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

	2003	2002
Deferred tax assets:
Net operating loss and credit carryforwards	$11,637	$3,430
Accrued compensation	822	1,338
Accrued expenses	54	478
Inventory	3,303	1,599
Warranty accrual	334	224
Litigation accrual	1,164	1,200
Asset impairment	2,601	800
Allowance for doubtful accounts	229	271
Customer Relationship Amortization	1,126	—
Other	767	338

Total deferred tax assets	22,037	9,678

Deferred tax liabilities:
Depreciation	2,188	2,002
Purchase accounting liabilities	404	809
Other	12	11

Total deferred tax liabilities	2,604	2,822

Deferred tax assets net of liabilities	19,433	6,856
Valuation allowance	(19,433)	(6,856)

Net deferred tax asset	$—	$—

At December 31, 2003, the Company has a federal tax loss carryforwards of $26,463. The federal tax loss carryforwards expire in 2022 and 2023. The Company also has federal tax credit carryforwards of approximately $800.

The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. As a result of operating losses during 2003 and 2002, trends and forecasted earnings, management determined that it is more likely than not that some portion or all of its net deferred tax asset may not be recognized and a valuation allowance was required for deferred tax assets.

11.    Treasury Shares

In September 2001, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. As of December 31, 2001, the Company had acquired 408,000 shares at a cost of $1,642. During the second quarter of 2002 the Company acquired 181,112 shares at a cost of $604. On July 26, 2002, the Board approved a one million share increase in the program. During the third quarter of 2002 the Company acquired 795,600 shares at a cost of $1,500, and in the fourth quarter the Company acquired 1,000 shares at a cost of $1. During 2003, no additional purchases were made. As of December 31, 2003 the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

12.    Significant Customers

Sales to the top four customers amounted to $7,005, $5,170, $4,927, and $ 4,551 and comprised approximately 18%, 13%, 13% and 12%, respectively, of consolidated net sales for 2003.

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

	Quarters Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003		June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(In thousands except per share data)
Statement of Operations Data:
Net sales	$16,974	$16,486	$17,861	$10,739	$11,110		$9,859	$8,513	$9,125
Cost of good sold	17,188	16,473	19,802	14,691	12,715		11,183	9,602	8,539
Impairment of product segment machinery and equipment	—	—	—	—	—		3,300	—	—
Inventory impairment	—	—	8,000	—	—		8,633	—	—

Gross margin	(214)	13	(9,941)	(3,952)	(1,605)		(13,257)	(1,089)	586
Operating expenses:
Research, development and engineering	2,683	3,246	2,263	1,537	1,195		1,038	845	708
Selling, general and administrative	4,699	5,471	4,728	6,374	3,138		2,817	2,141	2,253
Impairment of service segment goodwill and other intangibles	—	—	—	—	—		5,700	—	—
Real estate impairment	—	—	2,000	—	1,096		—	—	107

	7,382	8,717	8,988	7,911	5,428		9,556	2,986	3,068

Income (loss) from operations.	(7,596)	(8,704)	(18,929)	(11,863)	(7,034)		(22,813)	(4,075)	(2,482)
Interest income (expense), net	97	110	68	33	17		35	9	30

Income (loss) before income taxes and before cumulative effect of accounting change	(7,499)	(8,594)	(18,861)	(11,830)	(7,017)		(22,778)	(4,066)	(2,452)
Provision (benefit) for income taxes	(2,757)	(2,911)	678	(1,926)	27		27	—	—

Net income (loss) before cumulative effect of accounting change	$(4,742)	$(5,683)	$(19,539)	$(9,904)	$(7,044	)$	(22,805)	$(4,066)	$(2,452)
Impairment of goodwill	(1,835)	—	—	—	—		—	—	—
Net income (loss)	$(6,577)	$(5,683)	$(19,539)	$(9,904)	$(7,044	)$	(22,805)	$(4,066)	$(2,452)

Net income (loss) per common share before cumulative effect of accounting change
Basic	$(0.22)	$(0.26)	$(0.92)	$0.47)	$(0.33	)$	(1.08)	$0.19)	$(0.12)

Diluted	$(0.22)	$(0.26)	$(0.92)	$(0.47)	$(0.33	)$	(1.08)	$0.19)	$(0.12)

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

	Quarters Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(In thousands except per share data)
Net income (loss) per common share:
Basic	$(0.30)	$(0.26)	$(0.92)	$(0.47)	$(0.33)	$(1.08)	$(0.19)	$(0.12)

Diluted	$(0.30)	$(0.26)	$(0.92)	$(0.47)	$(0.33)	$(1.08)	$(0.19)	$(0.12)

Weighted average number of common shares:
Basic	21,868	21,900	21,195	21,071	21,142	21,177	21,241	21,295
Diluted	21,868	21,900	21,195	21,071	21,142	21,177	21,241	21,295

The current fair value of machinery and equipment was reviewed in the second quarter of 2003 and was determined that it was impaired per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, an impairment of $3,300 was recognized and is included in the gross margin. This was reclassified to Cost of Goods Sold from Operating Expense where it previously appeared as a single line item.

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

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

The following table summaries certain information regarding segments of the Company’s operations for the years ended December 31, 2003, 2002, and 2001:

	December 31,
	2003	2002	2001
	(in thousands)
Net Sales:
Product	$20,470	$29,923	$75,065
Services	18,137	32,137	31,678

Consolidated net sales	$38,607	$62,060	$106,743

Income (loss) from operations:
Product	$(24,264)	$(44,712)	$(13,170)
Services	(12,103)	(4,215)	1,494

Consolidated income from operations	$(36,367)	$(48,927)	$(11,676)

Identifiable assets:
Product	$55,443	$89,806	$140,950
Services	10,080	19,050	19,218

	$65,523	$108,856	$160,168

Depreciation and amortization expense:
Product	$2,078	$3,684	$3,132
Services	156	115	753

	$2,234	$3,799	$3,885

Capital expenditures:
Product	$282	$599	$17,266
Services	—	263	46

	$282	$862	$17,312

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

On June 24, 2002, our Board of Directors, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as our independent public accountants, and engaged Grant Thornton LLP to serve as our independent auditors for the year ended December 31, 2002. For more information, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2002. As mentioned in the Form 8-K filed, there were no disagreements with Arthur Andersen LLP prior to their dismissal.

ITEM 9A—CONTROLS AND PROCEDURES

As of December 31, 2003, PECO II carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation such officers concluded that our disclosure controls and procedures required by Rules 13a-15 and 15d-15 under the Exchange Act are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2004 Annual Meeting of Shareholders, to be held on April 29, 2004 (the “2004 Proxy Statement”), is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K.

We have adopted the PECO II, Inc. Code of Conduct and Ethics, which is a code of ethics as defined by applicable rules of the Securities and Exchange Commission, that applies to all of our directors, officers and employees. Our code is publicly available on our website at www.peco2.com. If we make any substantive amendments to our code or grant any waivers, including any implicit waivers, from a provision of our codes to any director or executive officer, we will disclose the nature of such amendment on our website and any waiver in a Current Report on Form 8-K.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to “Board of Directors and Corporate Governance Matters” and “Executive Compensation” in the 2004 Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to “Share Ownership of Principal Holders and Management” in the Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to “Certain Relationships and Related Transactions” in the 2004 Proxy Statement.

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this items is incorporated herein by reference to “Independent Auditors” in the 2004 Proxy Statement.

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

(a) (2)  Financial Statement Schedules.

Schedule II: Valuation and Qualifying Accounts—See page S-1 of this report.

(a) (3)  Exhibits.

See the “Exhibit Index” at page E-1 of this Form 10-K.

(b) Reports on Form 8-K.

On October 23, 2003 we filed a Current Report on Form 8-K furnishing the Company’s press release for Nasdaq relisting under Item 9.

On November 5, 2003 we filed a Current Report on Form 8-K furnishing the Company’s financial results for third quarter 2003 under Item 12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, INC.

	By:	/s/ JAMES L. GREEN
March 29, 2004		James L. Green

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW P. SMITH Matthew P. Smith	Chairman of the Board	March 29, 2004

/s/ LUCILLE GARBER FORD Lucille Garber Ford	Director	March 29, 2004

/s/ JAMES L. GREEN James L. Green	Director	March 29, 2004

/s/ E. RICHARD HOTTENROTH E. Richard Hottenroth	Director	March 29, 2004

/s/ TRYGVE A. IVESDAL Trygve A. Ivesdal	Director	March 29, 2004

/s/ EUGENE V. SMITH Eugene V. Smith	Director	March 29, 2004

/s/ GEORGE J. DALLAs George J. Dallas	Director	March 29, 2004

/s/ MARK R. MCBRIDE Mark R. McBride	Director	March 29, 2004

/s/ R. LOUIS SCHNEEBERGER R. Louis Schneeberger	Director	March 29, 2004

/s/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	March 29, 2004

/s/ SANDRA A. FRANKHOUSE Sandra A. Frankhouse	Chief Financial Officer / Treasurer / Secretary	March 29, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Shareholders and Board of Directors of PECO II, Inc.:

In connection with our audit of the consolidated financial statements of PECO II, Inc. referred to in our report dated January 28, 2004, which is incorporated in this form 10-K, we have also audited Schedule II for the year ended December 31, 2003 and 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statements of PECO II, Inc. as of December 31, 2001 and the year December 31, 2001, were audited by other auditors who have ceased operations and whose report dated January 23, 2002, stated that the information in Schedule II as of December 31, 2001 and for year ended December 31, 2001 is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

Cleveland, Ohio

January 28, 2004

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

ARTHUR ANDERSEN LLP

Cleveland, Ohio

January 23, 2002

PECO II, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	657	310	199	768
Year ended December 31, 2002	768	957	1,048	677
Year ended December 31, 2003	677	4	105	576

Accrued warranty costs:
Year ended December 31, 2001	1,248	190	759	679
Year ended December 31, 2002	679	21	140	560
Year ended December 31, 2003	560	659	385	834

S-1

EXHIBIT INDEX

Exhibit No.	Description

3.1 (i)	Amended and Restated Articles of Incorporation of the Company(A)

3.1 (ii)	Amended and Restated Code of Regulations of the Company(A)

4.1	Specimen certificate for the common shares, without par value, of the Company(A)

10.1.1	Second Amended and Restated Loan and Security Agreement, dated as of October 22, 1999, between PECO II, Inc. and The Huntington National Bank(A)

10.1.2	First Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of April 28, 2000, between PECO II, Inc. and The National Huntington Bank(A)

10.1.3	Second Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of December 29, 2000, between PECO II, Inc. and The Huntington National Bank(B)

10.1.4	Third Amendment to the Second Amended and Restated Loan and Security Agreement, dated as June 30, 2002, between PECO II, Inc. and The Huntington National Bank(E)

10.1.5	Fourth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of November 14, 2002, between PECO II, Inc. and The Huntington National Bank(F)

10.1.6	Fifth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of January 1, 2003, between PECO II, Inc. and The Huntington National Bank(F)

10.1.7	Sixth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of August 14, 2003, between PECO II, Inc. and The Huntington National Bank(H)

10.3.1	Loan Agreement, dated as of August 1, 2001, between PECO II, Inc. and the County of Arapahoe, Colorado(C)

10.3.2	Bond Purchase Agreement, dated August 8, 2001, among PECO II, Inc., The Huntington National Bank, Huntington Capital Corp. and the County of Arapahoe, Colorado(C)

10.3.3	Trust Indenture, dated as of August 1, 2001, between The Huntington National Bank and the County of Arapahoe, Colorado(C)

10.3.4	Reimbursement Agreement, dated August 1, 2001, between PECO II, Inc. and The Huntington National Bank(C)

*10.4	Amended and Restated 1995 Non-Qualified Stock Option Plan of the Company(A)

*10.5	Amended and Restated 1997 Non-Qualified Stock Option Plan of the Company(A)

*10.6	Form of Stock Option Agreement for Amended and Restated 1995 Non-Qualified Stock Option Plan of the Company and Amended and Restated 1997 Non-Qualified Stock Option Plan of the Company(A)

*10.7	2000 Performance Plan of the Company(A)

*10.8	Form of Stock Option Agreement for 2000 Performance Plan of the Company(A)

*10.9	Form of Indemnification Agreement(A)

*10.10	Release and Waiver Agreement, dated as of January 8, 2003, between the Company and Randolph C. Lumb(F)

*10.11	Release and Waiver Agreement, dated as of May 5, 2003, between the Company and Allen J. Cizner(G)

E-1

Exhibit No.	Description

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 24, 2002(D)

21.1	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

23.2	Statement Regarding Lack of Consent from Arthur Andersen LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Section 1350 Certification of Chief Executive Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Section 1350 Certification of Chief Financial Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

*	Management contract or compensation plan or arrangement identified pursuant to Item 14 (c) of this Form 10-K.

(A)	Incorporated by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-37566) and the amendments thereto.

(B)	Incorporated by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on March 19, 2001.

(C)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and filed on November 5, 2001.

(D)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated June 24, 2002.

(E)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and filed on November 14, 2002.

(F)	Incorporated by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and filed on March 31, 2003.

(G)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed on August 14, 2003.

(H)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 7, 2003.

E-2