Form 10-Q
period 2004-03-31
PECO II INC
filed 2004-05-17
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark (“X”) whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2004
Common Shares, without par value	21,458,836

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,706	$17,366
Accounts receivable	5,270	5,967
Inventories	8,925	8,573
Prepaid expenses and other current assets	525	410
Assets held for sale	4,136	4,136
Restricted cash	7,219	7,148

Total current assets	41,781	43,600

Property and equipment, at cost:
Land and land improvements	254	254
Buildings and building improvements	10,363	9,945
Machinery and equipment	9,315	9,671
Furniture and fixtures	6,455	7,614

	26,387	27,484
Less-accumulated depreciation	(12,985)	(13,422)

Property and equipment, net	13,402	14,062
Other Assets:
Goodwill, net	7,842	7,842
Long term notes receivable	21	20

Total Assets	$63,046	$65,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings under line of credit	$—	$—
Current portion of industrial revenue bonds	6,080	6,080
Capital leases payable	94	158
Accounts payable	2,136	1,113
Accrued compensation expense	1,397	1,492
Other accrued expenses	5,678	6,030
Accrued income taxes	595	579

Total current liabilities	15,980	15,452

Long-term Liabilities:
Capital leases payable, net of current portion	514	535

Total long-term liabilities	514	535
Shareholders’ Equity:
Common shares, no par value: authorized 50,000,000 shares: 22,201,666 shares issued at March 31, 2004 and December 31, 2003, respectively	2,816	2,816
Additional paid-in capital	110,451	110,726
Retained deficit	(65,380)	(62,327)
Treasury shares, at cost, 742,830 and 847,830 shares at March 31, 2004 and December 31, 2003, respectively	(1,335)	(1,678)

Total shareholders’ equity	46,552	49,537

Total Liabilities and Shareholders’ Equity	$63,046	$65,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)	For the Three Months Ended March 31,
	2004	2003
Net sales:
Product	$4,015	$6,148
Services	2,559	4,962

	6,574	11,110
Cost of goods sold:
Product	4,041	6,709
Services	2,911	5,997

	6,952	12,706
Gross margin:
Product	(26)	(561)
Services	(352)	(1,035)

	(378)	(1,596)
Operating expenses:
Research, development and engineering	748	1,195
Selling, general and administrative	1,932	3,147
Real estate impairment	—	1,096

	2,680	5,438

Loss from operations	(3,058)	(7,034)
Interest income , net	25	17

Loss before income taxes	(3,033)	(7,017)
Provision for income taxes	20	27

Net loss	$(3,053)	$(7,044)

Net loss per common share:
Basic	$(0.14)	$(0.33)

Diluted	$(0.14)	$(0.33)

Weighted average common shares outstanding:
Basic	21,402	21,142

Diluted	21,402	21,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,053)	$(7,044)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	422	687
Loss on disposals of property and equipment	227	11
Asset impairment	—	1,096
Working capital changes:
Accounts and notes receivable	698	(1,361)
Inventories	(352)	275
Prepaid expenses and other current assets	(117)	23
Accounts payable, other accrued expenses and accrued income taxes	687	(513)
Accrued compensation expense	(95)	53

Net cash used for operating activities	(1,583)	(6,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54)	(16)
Proceeds from sale of property and equipment	65	—

Net cash from (used for) investing activities	11	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer to restricted cash	(71)	(10,329)
Borrowing (repayments) under lines of credit	—	702
Repayment of long-term debt and capital leases	(85)	(75)
Proceeds from issuance of common shares	68	—

Net cash used for financing activities	(88)	(9,702)

Net decrease in cash	(1,660)	(16,491)
Cash and cash equivalents at beginning of period	17,366	25,674

Cash and cash equivalents at end of period	$15,706	$9,183

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$62
Interest paid	36	60

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of PECO II, Inc. (the “Company”) and its wholly owned subsidiaries. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The December 31, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

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

2. Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2003 consolidated financial statements.

3. Treasury Shares

In September 2001, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. On July 26, 2002, the Board approved a one million share increase in the program. As of March 31, 2004, the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share since inception of the repurchase program. The Company did not repurchase any shares during the first quarter of 2004.

During the first quarter of 2004, the Company issued 105,000 treasury shares in connection with the exercise of options.

4. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2004 and December 31, 2003 are summarized below:

(In thousands)	March 31, 2004	December 31, 2003
Raw materials	$8,204	$7,749
Work-in-process	112	134
Finished goods	609	690

	$8,925	$8,573

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

5. Impairment of Goodwill and Other Intangibles

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in July 2001. This statement was effective for us on January 1, 2002. This statement resulted in modifications to our accounting for goodwill. Specifically, we ceased the amortization of goodwill beginning January 1, 2002. Additionally, goodwill is now subjected to new impairment testing annually or more frequently when circumstances occur that indicate goodwill might be impaired.

Due to the continued downturn in the telecom industry and a change in Company management, the Company completed an impairment review including an analysis prepared by an independent valuation firm in the second quarter 2003. Based upon this analysis, the Company recorded a $5.7 million impairment charge to goodwill.

The Company annually reviews the impairment of goodwill in October unless current conditions indicate otherwise. At this point in time, the Company does not feel the necessity to perform the impairment testing until October 2004.

6. Real estate impairment charges

The Company incurred a $1.1 million impairment charge related to excess real estate listed for sale in the first quarter of 2003, reflecting the properties at their estimated current fair value based upon the market conditions that existed at that time. We feel our property is appropriately valued at current fair value for the first quarter of 2004.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

7. Stock-Based Compensation

On March 15, 2004, the Company granted 505,000 stock options at an exercise price of $1.18 per share. No other options have been granted during 2004. The Company employs the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of the options granted under the Company plan are estimated, as of the date of grant, using the Black-Scholes Option Pricing Model. The fair value of the options, on the date of grant, was $0.82 based upon the following assumptions: dividend yield being 0%, expected volatility of 115.8%, a risk-free interest rate of 2.19%, and an expected life of 3.06 years. The following pro forma information regarding net loss and loss per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting period. The pro forma information is as follows:

(In thousands, except per share data)	For the Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(3,053)	$(7,044)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(60)	(85)

Pro forma net loss as if the fair value based method had been applied to all awards	$(3,113)	$(7,129)

Loss per share
Basic—as reported	$(0.14)	$(0.33)

Basic—pro forma	$(0.15)	$(0.34)

Diluted—as reported	$(0.14)	$(0.33)

Diluted—pro forma	$(0.15)	$(0.34)

8. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

(In thousands)	For the Three Months Ended March 31,
	2004	2003
Loss from operations:
Product	$(1,543)	$(5,699)
Services	$(1,515)	$(1,335)

Consolidated loss from operations	$(3,058)	$(7,034)

9. Warranty

The Company’s warranty activity for the three months ended March 31, 2004 is summarized below:

2004
Beginning balance	$834
Warranty provision	65
Warranty costs incurred	(45)

Ending balance	854

10. Loss Per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for the three months ended March 31, 2004 and 2003, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the three months ended March 31, 2004 and 2003 were 1,141,346 and 0, respectively.

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at March 31, 2004 and 2003 which were excluded because they were out-of-the-money were 437,740 and 1,347,139, respectively.

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statement as follows:

	Three months ended March 31, 2004		Three months ended March 31, 2003
	Basic loss per share	Diluted loss per share	Basic loss per share	Diluted loss per share
	(0.14)	(0.14)	(0.33)	(0.33)
Outstanding shares	21,459	21,459	21,142	21,142
Effect of weighting changes in outstanding shares	(57)	(57)	—	—

Weighted average in outstanding shares	21,402	21,402	21,142	21,142

11. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the three months ended March 31, 2004, sales to three companies comprised 54.7% of total sales. These customers contributed 29.5%, 13.5% and 11.7%, respectively, of total sales. For the first three months of 2003, sales to three companies comprised 57.4% of total sales. Three customers contributed 30.7%, 14.3% and 12.4%, respectively, of total sales.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The first quarter was a low point in revenue as our customers carefully transitioned from austere capital spending programs to their previously announced new and increased capital budgets for 2004. Sales in the period were hurt by delays in this budgeting process. However, order input increased significantly and our backlog rose over our fourth quarter of 2003.

The market, particularly in equipment for wireless services has experienced growth since mid-2003 but from a very low base and it remains very competitive. While growth is attainable, margins will remain under stress for the foreseeable future.

We are continuing to restructure both the service and product segments of the organization to improve operations, costs and controls. We are also pushing the pace of product development, incorporating new and more cost efficient technologies and repositioning our products for the changed marketplace. We believe the market has turned and we are well positioned to take advantage of the opportunities with reduced expenses and new and improved products. As well, the service segment of the business is largely dependent on market conditions. With the anticipation of new opportunities in our product segment, the service segment should experience the same opportunities but the time frame will be slightly behind as the service market turns lag slightly behind product.

In the quarter, we received a supply contract from another major wireless carrier bringing such contracts to three out of the six major carriers and we are generating revenue with two of the three remaining carriers. We have received added acceptance of our products and services from several wireline carriers. We are pleased with our product and market position and the opportunities afforded us for profitable growth. We have added two sales representatives and a vice president of sales and marketing to take advantage of these potential opportunities.

Net sales declined to $6.6 million for the three months ended March 31, 2004, a decrease of $4.5 million, or 41%, compared to the corresponding prior year period. Product net sales of $4.0 million, was a decrease of $2.1 million, or 35%, compared to the first quarter of 2003. Service net sales of $2.6 million, was a decrease of 48%, as compared to the first quarter of 2003. We feel the decrease was not due to conditions related to the economy, but as a result of capital budgeting delay and customers being slow in implementing industry announcements of increased CAPEX spending in the telecom industry. As of March 31, 2004, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $3.4 million, a $3.3 million (50%) decrease from the comparable prior year period, yet a 58% increase from $2.1 million at December 31, 2003. Product backlog of $2.4 million, was $1.8 million, or 303%, increase while service backlog was $994 thousand, a $562 thousand, or 36% decrease from December 31, 2003. Current backlog is not necessarily indicative of the Company’s future revenue.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Gross margin dollars were negative $378 thousand for the quarter ended March 31, 2004, as compared to negative $1.6 million for the quarter ended March 31, 2003. Gross margin as a percentage of net sales declined to negative 5.8% for the three months ended March 31, 2004 compared to negative 14.4% for the comparable prior year period.

For the quarter ended March 31, 2004, product gross margin was a negative $26 thousand, as compared to negative $556 thousand for the corresponding period in 2003. In the prior quarter ending December 31, 2003, we had a positive gross margin of $1.3 million which is a decrease of 102%. The negative gross margin for the first quarter of 2004 is attributed to lower volumes in January and February. Despite a positive gross margin in March, it was not enough to compensate for the two prior months.

The service gross margin was a negative $352 thousand for the first quarter of 2004, as compared to a negative $1.0 million for the first quarter of 2003, which is an improvement of 66%. The service gross margin for the first quarter of 2004 was also improved over a negative gross margin of $681 thousand, or 48%, for the prior quarter ending December 31, 2003. The negative gross margins for services is also attributed to low volumes.

Research, development and engineering expense decreased to $748 thousand for the quarter ended March 31, 2004, from $1.2 million for the quarter ended March 31, 2003 as the Company continues to reduce its R&D expenditures to bring its cost structure in line with revenues. At the same time we are accelerating efforts to bring more cost effective and valued products to our customers. The latter has required continuing expenditures in engineering, off-setting some of our cost reduction efforts. As a percentage of net sales, research, development and engineering expense was 11.4% for the quarter ended March 31, 2004 compared to 10.8% in the comparable prior year period.

Selling, general and administrative (“SG&A”) expense decreased to $1.9 million for the quarter ended March 31, 2004, from $3.1 million for the quarter ended March 31, 2003. As a percentage of net sales, SG&A expense was 29.4% for the quarter ended March 31, 2004 compared to 28.3% in the comparable prior year period. The reductions in SG&A will continue at a decreasing rate to align costs to revenues

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of March 31, 2004, available cash and cash equivalents approximated $15.7 million. We have an additional $7.2 million of cash pledged to secure the industrial revenue bonds associated with our Denver facility and the Company’s line of credit. The bonds for the Denver facility total $6.1 million of the currently pledged cash which will be unrestricted at the time of the completed sale of the Denver facility discussed below.

Working capital was $25.8 million at March 31, 2004, which represented a working capital ratio of 2.6 to 1 compared to $28.1 million, or 2.8 to 1, at December 31, 2003

Our capital expenditures were $54 thousand for the three months ended March 31, 2004, reflecting our continued efforts to conserve cash.

Cash flow used in operating activities for the three months ended March 31, 2004 was $1.6 million due primarily to operating losses and an increase in inventory of $352 thousand. This was offset by decreases in accounts receivable of $698 thousand and increases in accounts payable of $687 thousand. The net cash provided from investing activities was $11 thousand, while the cash used for financing was $88 thousand.

In August 2001 we entered into adjustable rate industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. In March of 2004, we signed a purchase agreement with a potential buyer for the Denver facility. Included in the agreement was 180 days due diligence period. Since we intend to sell the Denver facility, the Denver bonds remain classified as a current liability in the accompanying financial statements.

We executed a sixth amendment to our second amended and restated security and loan agreement effective as of August 14, 2003, which waived our non-compliance with the tangible net worth covenant under such loan agreement through and including the effective date August 14, 2003. The amendment also modified the tangible net worth covenant and required that we achieve, as of September 30, 2003, a tangible net worth of not less than $43.2 million and shall maintain at all times a tangible net worth of not less than $41.0 million for the period beginning December 31, 2003, and continuing at all times thereafter. As a condition of the amendment, we are required to maintain a deposit covering our industrial revenue bond with the bank. The balance of the pledge as of March 31, 2004 was $7.2 million and will be reduced as the obligations to the bank with respect to our industrial revenue bond agreements are reduced.

As of March 31, 2004, our tangible net worth was $38.7 million causing non-compliance with the tangible net worth covenant under such loan agreement through and including the effective date of March 31, 2004. The bank is in the process of amending the loan agreement to establish new tangible net worth requirements and has informed us that they have waived our non-compliance as of March 31, 2004.

As of March 31, 2004, we had no borrowings on our unsecured $750 thousand line of credit.

We do not currently plan to pay dividends, but rather retain earnings for use in the operation of our business.

We believe that cash and cash equivalents on hand, anticipated cash flow from operations, disposal of excess facilities, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies”, the Company considers certain accounting policies related to revenue recognition, inventory valuation, impairment of long lived assets, and deferred income taxes to be critical policies due to the estimation processes involved in each. We state these accounting policies in the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2003, which was filed on March 29, 2004, and at relevant sections in management’s discussion and analysis.

Forward-Looking Statements

Statements in this release that are not historical fact are forward-looking statements, which involve risks and uncertainties that may cause actual results or events to differ materially from those expressed or implied in such statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a general economic recession; a downturn in our principal customers’ businesses; the growth in the communications industry; the ability to develop and market new products and product enhancements; the ability to attract and retain customers; competition and technological change; and successful implementation of the Company’s business strategy. In addition, this release contains time-sensitive information that reflects management’s best analysis only as of the date of this filing. PECO II does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of this filing. Further information concerning issues that could materially affect financial performance related to forward-looking statements can be found in PECO II’s periodic filings with the Securities and Exchange Commission.

Off-Balance Sheet Financings

We do not have any off balance sheet entities or arrangements. All of our subsidiaries are reflected in our financial statements. We do not have any interests in or relationship with any special-purpose entities that are not reflected in our financial statements.

ITEM 3.	Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of March 31, 2004. Our primary interest rate risk exposure that resulted from floating rate debt related to our revolving loan facility and industrial revenue bonds. A change in rates would be immaterial to our results from operations if rates were to increase 1% from March 31, 2004 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. As of March 31, 2004, PECO II carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation such officers concluded that our disclosure controls and procedures required by Rules 13a-15 and 15d-15 under the Exchange Act are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms.

(b)	Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2(d)        Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through March 31, 2004, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.5 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2001, which is being financed through industrial revenue bonds, $7.2 million has been restricted by the Company’s bank to secure outstanding borrowings, and approximately $19.7 million for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

ITEM 6(a)        Exhibits

31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

ITEM 6(b)        Reports on Form 8-K

On February 10, 2004 we filed a Current Report on Form 8-K furnishing the Company’s press release under Item 9.

On February 11, 2004 we filed a Current Report on Form 8-K furnishing the Company’s financial results for fourth quarter 2003 and year-ended December 31, 2003 under Item 12.

On March 30, 2004 we filed a Current Report on Form 8-K announcing the dismissal of the Company’s independent auditor under Items 4 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004	PECO II, Inc.

/s/ JAMES L. GREEN	/s/ SANDRA A. FRANKHOUSE
James L. Green	Sandra A. Frankhouse
President and Chief Executive Officer	Chief Financial Officer