Form 10-Q
period 2004-06-30
PECO II INC
filed 2004-08-16
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark (“X”) whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT July 30, 2004
Common Shares, without par value	21,522,219

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,321	$17,366
Accounts receivable	5,525	5,967
Inventories	8,334	8,573
Prepaid expenses and other current assets	360	410
Assets held for sale	4,136	4,136
Restricted cash	7,290	7,148

Total current assets	38,966	43,600

Property and equipment, at cost:
Land and land improvements	254	254
Buildings and building improvements	10,363	9,945
Machinery and equipment	9,304	9,671
Furniture and fixtures	6,252	7,614

	26,173	27,484
Less-accumulated depreciation	(13,152)	(13,422)

Property and equipment, net	13,021	14,062
Other Assets:
Goodwill, net	7,842	7,842
Long term notes receivable	17	20
Investment in joint venture	43	—

Total Assets	$59,889	$65,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings under line of credit	$108	$—
Industrial revenue bonds	6,080	6,080
Capital leases payable	89	158
Accounts payable	1,387	1,113
Accrued compensation expense	1,569	1,492
Other accrued expenses	5,431	6,030
Accrued income taxes	132	579

Total current liabilities	14,796	15,452

Long-term Liabilities:
Capital leases payable, net of current portion	492	535

Total long-term liabilities	492	535
Shareholders’ Equity:
Common shares, no par value: authorized 50,000,000 shares; 22,201,666 shares issued at June 30, 2004 and December 31, 2003	2,816	2,816
Additional paid-in capital	110,330	110,726
Retained deficit	(67,387)	(62,327)
Treasury shares, at cost, 679,447 and 847,830 shares at June 30, 2004 and December 31, 2003, respectively	(1,158)	(1,678)

Total shareholders’ equity	44,601	49,537

Total Liabilities and Shareholders’ Equity	$59,889	$65,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net sales:
Product	$4,625	$3,922	$8,640	$10,071
Services	2,564	5,937	5,123	10,898

	7,189	9,859	13,763	20,969

Cost of goods sold:
Product	4,176	4,770	8,217	11,488
Impairment of product segment machinery and equipment	—	3,300	—	3,300
Services	2,453	6,413	5,364	12,410
Inventory impairment	—	8,633	—	8,633

	6,629	23,116	13,581	35,831

Gross margin:
Product	449	(12,781)	423	(13,350)
Services	111	(476)	(241)	(1,512)

	560	(13,257)	182	(14,862)

Operating expenses:
Research, development and engineering	704	1,038	1,452	2,233
Selling, general and administrative	2,196	2,817	4,128	5,955
Impairment of service segment goodwill and other intangibles	—	5,700	—	5,700
Real estate impairment	—	—	—	1,096

	2,900	9,555	5,580	14,984

Loss from operations	(2,340)	(22,812)	(5,398)	(29,846)
Loss from joint venture	57	—	57	—

Loss from operations after joint venture	(2,397)	(22,812)	(5,455)	(29,846)
Interest income, net	27	34	52	51

Loss before income taxes	(2,370)	(22,778)	(5,403)	(29,795)
Provision for income taxes	(363)	27	(343)	54

Net loss	$(2,007)	$(22,805)	$(5,060)	$(29,849)

Net loss per common share:
Basic	$(0.09)	$(1.08)	$(0.24)	$(1.41)

Diluted	$(0.09)	$(1.08)	$(0.24)	$(1.41)

Weighted average common shares outstanding:
Basic	21,486	21,177	21,444	21,159

Diluted	21,486	21,177	21,444	21,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,060)	$(29,849)
Adjustments to reconcile net loss to net cash from (used for) operating activities:
Depreciation and amortization	822	1,323
Service segment goodwill impairment	—	5,700
Loss on disposals of property and equipment	292	432
Inventories impairment	—	8,633
Investment loss in joint venture	57	—
Real estate asset impairment	—	1,096
Product segment machinery and equipment asset impairment	—	3,300
Working capital changes:
Accounts and notes receivable	446	160
Inventories	239	(1,159)
Refundable and deferred income taxes	—	12,500
Prepaid expenses and other current assets	50	460
Accounts payable, other accrued expenses and accrued income taxes	(772)	(2,496)
Accrued compensation expense	77	17

Net cash from (used for) operating activities	(3,849)	117

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(143)	(16)
Proceeds from sale of property and equipment	70	1,061

Net cash from (used for) investing activities	(73)	1,045

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer to restricted cash	(142)	(10,470)
Borrowings under lines of credit	108	—
Investment in joint venture	(100)	—
Repayment of long-term debt and capital leases	(112)	(155)
Proceeds from issuance of common shares - options exercised	83	—
Proceeds from issuance of common shares - Employee Stock Purchase Plan	41	58

Net cash used for financing activities	(122)	(10,567)

Net decrease in cash	(4,044)	(9,405)
Cash and cash equivalents at beginning of period	17,366	25,674

Cash and cash equivalents at end of period	$13,321	$16,269

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$7	$106
Interest paid	68	120

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

In May 2004, PECO II Global Services, Inc. (PGS), a wholly owned subsidiary of PECO II, Inc. and b+w Electronic Systems Verwaltung-GmbH (BWESV) a German corporation, formed a corporation named b+w II, Inc. The corporation is established under the laws of the state of Ohio and the principal office is at 1376 State Route 598, Galion, Ohio. The ownership structure is 50% PGS and 50% BWESV, with a $100,000 equity investment by both parties.

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

2. Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2004 consolidated financial statements.

3. Treasury Shares

In September 2001, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. On July 26, 2002, the Board approved a one million share increase in the program. As of June 30, 2004, the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share since inception of the repurchase program. The Company did not repurchase any shares during the second quarter of 2004.

During the second quarter of 2004, the Company issued 20,000 treasury shares in connection with the exercise of stock options under the Company’s 2000 Performance Plan and 43,383 treasury shares in connection with the Company’s 2000 Employee Stock Purchase Plan.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

4. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2004 and December 31, 2003 are summarized below:

      (In thousands)

	June 30, 2004	December 31, 2003
Raw materials	$7,719	$7,749
Work-in-process	46	134
Finished goods	569	690

	$8,334	$8,573

5. Impairment of Goodwill and Other Intangibles

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in July 2001. This statement was effective for us on January 1, 2002. This statement resulted in modifications to our accounting for goodwill. Specifically, we ceased the amortization of goodwill beginning January 1, 2002. Additionally, goodwill is now subjected to impairment testing annually or more frequently when circumstances occur that indicate goodwill might be impaired.

Due to the continued downturn in the telecom industry and a change in Company management, the Company completed an impairment review including an analysis prepared by an independent valuation firm in the second quarter 2003. Based upon this analysis, the Company recorded a $5.7 million impairment charge to goodwill.

The Company annually reviews the impairment of goodwill in October unless current conditions indicate otherwise. At this point in time, the Company does not feel the need to perform the impairment testing until October 2004.

6. Real estate impairment charges

The Company incurred a $1.1 million impairment charge related to excess real estate listed for sale in the first quarter of 2003, reflecting the properties at their estimated current fair value based upon the market conditions that existed at that time. We feel our property is appropriately valued at current fair value for the second quarter of 2004.

7. Stock-Based Compensation

On April 29, 2004, the Company granted 200,000 stock options at an exercise price of $1.22 per share. No other options have been granted during the second quarter of 2004. The Company employs the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value of the options granted under the Company plan are estimated, as of the date of grant, using the Black-Scholes Option Pricing Model. The fair value of the options, on the date of grant, was $0.82 based upon the following assumptions: dividend yield being 0%, expected volatility of 115.8%, a risk-free interest rate of 2.19%, and an expected life of 3.06 years. The following pro forma information regarding net loss and loss per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting period. The pro forma information is as follows:

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,007)	$(22,805)	$(5,060)	$(29,849)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(89)	(108)	(149)	(193)

Pro forma net loss as if the fair value based method had been applied to all awards	$(2,096)	$(22,913)	$(5,209)	$(30,042)

Loss per share
Basic— as reported	$(0.09)	$(1.08)	$(0.24)	$(1.41)

Basic— pro forma	$(0.10)	$(1.08)	$(0.24)	$(1.42)

Diluted— as reported	$(0.09)	$(1.08)	$(0.24)	$(1.41)

Diluted— pro forma	$(0.10)	$(1.08)	$(0.24)	$(1.42)

8. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Loss from operations:
Product	$(1,171)	$(16,361)	$(2,714)	$(22,078)
Services	$(1,226)	$(6,451)	$(2,741)	$(7,768)

Consolidated loss from operations	$(2,397)	$(22,812)	$(5,455)	$(29,846)

9. Warranty

The Company’s warranty activity for the six months ended June 30, 2004 is summarized below:

2004
Beginning balance	$834
Warranty provision	134
Warranty costs incurred	(187)

Ending balance	$781

10. Loss Per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for the six months ended June 30, 2004 and 2003, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the six months ended June 30, 2004 and 2003 were 777,500 and 0, respectively.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at June 30, 2004 and 2003 which were excluded because they were out-of-the-money were 1,151,956 and 2,225,841, respectively.

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statement as follows:

	Six months ended June 30, 2004		Six months ended June 30, 2003
	Basic loss per share	Diluted loss per share	Basic loss per share	Diluted loss per share
	$(0.24)	$(0.24)	$(1.41)	$(1.41)
Outstanding shares	21,522	21,522	21,241	21,241
Effect of weighting changes in outstanding shares	(78)	(78)	(82)	(82)

Weighted average in outstanding shares	21,444	21,444	21,159	21,159

11. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the six months ended June 30, 2004, sales to three companies comprised 50.9% of total sales. These customers contributed 27.5%, 12.8% and 10.6%, respectively, of total sales. For the first six months of 2003, sales to three companies comprised 55.1% of total sales. Three customers contributed 24.3%, 17.9% and 13.0%, respectively, of total sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues rose slightly during the second quarter but not at the levels we anticipated. Consolidation among participants in the wireless world interrupted well-laid plans and deferred capital programs directly affecting us. Wireless service providers also had logistics problems as new cell sites became more difficult to attain and system upgrades became the norm.

On the positive side, the global economic picture continues to improve and has spread to the telecommunications industry and particularly the wireless sector. Cell phone sales attained new heights partially from new smart phones but also as customers were added. Enhanced services increased average subscriber revenue even as competition drove down basic prices. This improved our customers’ profitability, cash flow and increased their buying power. Three major service providers announced the roll out of 3G capabilities for late 2004 and through 2005 requiring extensive refurbishing of their cell sites nationwide. All this is creating an improved environment for our products and services.

We benefited during the quarter from the sale of our large power plant products, which includes our 163—1200 amp power and distribution system and 165 ferro rectifier. These were used in network infrastructure for several wireless carriers involving both our equipment and our installation services. We also captured several new Preventative Maintenance (PM) contracts that will provide continuing revenue.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

We presented our products at Supercom in Chicago and more directly to customers at several regional conferences. All of the latter expressed interest in our products and services. We received initial trial orders for both hardware and service products. We believe the market is validating our strategy of offering our power products along with focused solutions to customer needs based on our telecommunication industry, regional, and technical expertise.

We have further ramped down our costs as our revenues continue to lag below the level that would result in a break-even net profit. At the same time we are pushing our product development programs including the introduction during this quarter of our new 129 series power plant and an enhanced 827 inverter system. We are also escalating our sales effort with an additional salesman to insure that our products are well positioned in a changing market.

The establishment of our new joint venture b+w II, Inc., with BWESV, is derived from many years of cooperation between the two companies, PGS and BWESV. b+w II is a natural extension of many working agreements already in place to further the competitive nature of PGS, and BWESV. It is the desire of management to pursue system solutions in North America and establish a worldwide relationship in the pursuit of specially selected projects associated with system and service opportunities in the telecommunication sector.

Our net sales declined to $7.2 million and $13.8 million, respectively, for the three and six months ended June 30, 2004, a decrease of $2.7 million, or 27.1%, and $7.2 million, or 34.4%, respectively, compared to the corresponding prior year periods. Product net sales of $4.6 million was an increase of $703 thousand, or 18%, compared to the second quarter of 2003. We anticipated additional spending from our customers for network infrastructure equipment which correlates with our increase in power system sales, however this increase was less than expected. Service net sales of $2.6 million were a decrease of 57%, as compared to the second quarter of 2003. Service revenues have continued in a downward trend as service lags behind product. We are starting to see more opportunities, but at this point, they still lack volume and there are new subcontractors cropping up in local markets making quoting very competitive.

The consolidation of some of the larger players in the telecom industry is reducing their CAPEX spending despite their earlier announcements in the year that spending would increase. The merger candidates are reviewing the impact of numerous new locations as a result of the potential merger, to what already existed with the surviving company, and what still needs to be added, replaced or upgraded. This has impacted our anticipated gradual increase in revenues. As of June 30, 2004, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $3.7 million, a $1.3 million, or 25%, decrease from the comparable prior year period, yet a 71% increase from $2.1 million at December 31, 2003. Product backlog of $1.7 million was a $1.1 million, or 188% increase from December 31, 2003, while Service backlog was $2 million, a $413 thousand, or 27%, increase from December 31, 2003. Current backlog is not necessarily indicative of our future revenue.

Gross margin dollars were a positive $560 thousand and $182 thousand, respectively, for the quarter and six months ended June 30, 2004, as compared to a negative $13.3 million and a negative $14.9 million, respectively, for the quarter and six months ended June 30, 2003. Gross margin as a percentage of net sales increased to 7.8% and positive 1.3% respectively, for the three and six months ended June 30, 2004 compared to negative 135% and negative 71.1%, respectively, for the comparable prior year periods.

For the quarter ended June 30, 2004, product gross margin was a positive $449 thousand, as compared to negative $12.8 million for the corresponding period in 2003. The second quarter of 2003 negative margin , includes a $8.6 million inventory impairment charge and a $3.3 million product segment machinery and equipment impairment charge. The second quarter 2004 positive gross margin is a significant improvement over the first quarter 2004 negative gross margin of $26 thousand. The positive gross margin was attributed to continued engineering cost reduction along with more efficient and improved design.

The service gross margin was a positive $111 thousand for the second quarter of 2004, as compared to a negative $476 thousand for the second quarter of 2003, which was an improvement of 123%. The service gross margin for the second quarter of 2004 was also improved over a negative gross margin of $352 thousand, or 132%, for the prior quarter ending March 31, 2004. The expected improvement in service gross margins was the result of the project management restructuring that was addressed in our Form 10-K for the year ended December 31, 2003. The new project management group was designed to assist the sales force and manage projects.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Research, development and engineering expense decreased to $704 thousand and $1.5 million, respectively, for the quarter and six months ended June 30, 2004, from $1.0 million and $2.2 million, respectively, for the quarter and six months ended June 30, 2003, as we continue to reduce our R&D expenditures to bring our cost structure in line with revenues. We are continuing accelerated efforts to bring more cost effective and valued products to our customers despite the fact this offsets some of our cost reduction efforts. In prior periodic reports on Form 10-Q and 10-K, we have measured R&D expenditures as a percentage of total sales. Ideally, R&D should be compared to product sales and we have included this change for the current period and will continue going forward. As a percentage of net product sales, research, development and engineering expense was 15.2% and 16.8%, respectively, for the quarter and six months ended June 30, 2004 compared to 26.5% and 22.2%, respectively, in the comparable prior year periods.

Selling, general and administrative expense decreased to $2.2 million and $4.1 million, respectively, for the quarter and six months ended June 30, 2004, from $2.8 million and $6.0 million, respectively, for the quarter and the six months ended June 30, 2003. The significant decrease in SG&A expense is largely due to reductions in workforce and associated expense. With a focus on sales, we expect reductions in selling, general and administrative expenses to continue, but at a decreasing rate. As a percentage of net sales, selling, general and administrative expense increased to 30.5% and 30.0%, respectively, for the quarter and six months ended June 30, 2004 compared to 28.6% and 28.4%, respectively, in the comparable prior year periods. The increase in 2004 of the SG&A expense as a percentage of net sales was due to the lower net sales as compared to net sales for the prior year periods. With an anticipated gradual increase in sales, the selling, general and administrative expense as a percentage of sales should decrease.

In May 2004, PECO II Global Services, Inc. (PGS), a wholly owned subsidiary of PECO II, Inc., formed a joint venture with b+w Electronic Systems Verwaltung-GmbH (BWESV), a German corporation. The new joint venture, named b+w II, Inc., is 50 percent owned by PGS and 50 percent by BWESV. This joint venture represents progress in the Company’s efforts to establish worldwide relationships in the pursuit of specially selected projects associated with system and service opportunities in the telecommunications sector.

We performed a review of the states we do business in and the potential liability that should be accrued. As a result, we have decreased our accrued income taxes by $363 thousand.

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of June 30, 2004, available cash and cash equivalents approximated $13.3 million. We have an additional $7.3 million of cash pledged to secure the industrial revenue bonds associated with our Denver facility and our line of credit. The bonds for the Denver facility total $6.1 million of the currently pledged cash, which will be unrestricted at the time of the completed sale of the Denver facility discussed below.

Working capital was $24.2 million at June 30, 2004, which represented a working capital ratio of 2.6 to 1 compared to $25.8 million, or 2.6 to 1, at March 31, 2004.

Our capital expenditures were $143 thousand for the six months ended June 30, 2004, as we continue to limit capital expenditures.

Cash flow used in operating activities for the six months ended June 30, 2004 was $3.8 million due primarily to operating losses and decrease in accounts payable, other accrued expense and accrued income taxes of $772 thousand. The reduction is associated with the state income tax review previously discussed along with fewer inventory purchases in the second quarter. This was offset by decreases in accounts and notes receivable of $446 thousand and decreases in inventory of $239 thousand. This offset was the result of the collection of past due accounts receivable in the second quarter which reduced our receivable balances along with the shipment of finished goods inventory that was built in the first quarter. The net cash used for investing activities was $73 thousand, while the cash used for financing activities was $122 thousand.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

In August 2001, we entered into adjustable rate industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. In March of 2004, we signed a purchase agreement with a potential buyer for the Denver facility. Included in the agreement was 180 days due diligence period. Since we intend to sell the Denver facility, the Denver bonds remain classified as a current liability in the accompanying condensed consolidated financial statements.

Our security and loan agreement with the Huntington National Bank expired June 30, 2004, and we have decided not to renew it. We are currently having discussions with asset based lenders and anticipate having a new agreement in place in the near future; however, there can be no assurance that any additional financing will be available on terms favorable to us or at all. We believe that cash and cash equivalents on hand, anticipated cash flow from operations, and the potential sale of our Denver, Colorado facility will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.

As of June 30, 2004, we had $108 thousand of borrowing on our unsecured $750 thousand line of credit.

We do not currently plan to pay dividends, but rather retain earnings for use in the operation of our business.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies”, we consider certain accounting policies related to revenue recognition, inventory valuation, impairment of long lived assets, and deferred income taxes to be critical policies due to the estimation processes involved in each. We state these accounting policies in the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2003, which was filed on March 29, 2004, and in relevant sections in management’s discussion and analysis of financial condition and results of operation.

Forward-Looking Statements

Statements in this release that are not historical fact are forward-looking statements, which involve risks and uncertainties that may cause actual results or events to differ materially from those expressed or implied in such statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a general economic recession; a downturn in our principal customers’ businesses; the growth in the communications industry; our ability to develop and market new products and product enhancements; our ability to attract and retain customers; competition and technological change; and successful implementation of our business strategy. In addition, this release contains time-sensitive information that reflects management’s best analysis only as of the date of this filing. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of this filing. Further information concerning issues that could materially affect financial performance related to forward-looking statements can be found in our periodic reports and filings with the Securities and Exchange Commission.

Off-Balance Sheet Financings

We do not have any off balance sheet entities or arrangements. All of our subsidiaries and the joint venture investment into the new company, b+w II, Inc., are reflected in our financial statements. We do not have any interests in or relationship with any special-purpose entities that are not reflected in our financial statements.

ITEM 3. Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of June 30, 2004. Our primary interest rate risk exposure that has resulted from floating rate debt related to our revolving loan facility and industrial revenue bonds. A change in rates would be immaterial to our results from operations if rates were to increase 1% from June 30, 2004 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4. Controls and Procedures

Disclosure controls and procedures. As of June 30, 2004, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2(d) Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through June 30, 2004, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.6 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2001, which is being financed through industrial revenue bonds, $7.3 million has been restricted by the Company’s bank to secure outstanding borrowings, and approximately $21.5 million for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

ITEM 4 Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders was held on Thursday, April 29, 2004, for the following purposes:

(1) to elect four directors in Class I for three-year terms and until their successors are duly elected and qualified; and

(2) to approve and adopt Amendment No. 1 to the PECO II, Inc. 2000 Performance Plan.

PECO II, INC.

OTHER INFORMATION (Cont.)

The results of the proposals are provided below:

Proposal 1: The election of four directors in Class I for three-year terms and until their successors are duly elected and qualified.

	Number of Shares Voted
	FOR	WITHHOLD AUTHORITY	TOTAL
George J. Dallas	16,251,794	826,966	17,078,760
Trygve A. Ivesdal	16,014,425	1,064,335	17,078,760
R. Louis Schneeberger	16,282,338	796,422	17,078,760
Eugene V. Smith	16,348,096	730,664	17,078,760

Each of the nominees was elected. The other directors whose terms of office continue after the 2004 Annual Meeting of Shareholders are: Lucille Garber Ford, E. Richard Hottenroth, Thomas R. Thomsen, James L. Green, Mark R. McBride, and Matthew P. Smith.

Proposal 2: The approval and adoption of Amendment No. 1 to the PECO II, Inc. 2000 Performance Plan.

Number of Shares Voted
FOR	AGAINST	ABSTAIN	TOTAL
8,644,441	1,866,428	279,825	10,709,694

ITEM 6(a) Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

ITEM 6(b) Reports on Form 8-K

On April 8, 2004, we filed (Item 4) and furnished (Item 9) a Current Report on Form 8-K, dated April 6, 2004, announcing the appointment of the Company’s independent auditor.

On May 12, 2004 we furnished (Item 12) a Current Report on Form 8-K, dated May 12, 2004, in connection with the Company’s financial results for first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2004	PECO II, Inc.

/s/ JAMES L. GREEN	/s/ SANDRA A. FRANKHOUSE
James L. Green	Sandra A. Frankhouse
President and Chief Executive Officer	Chief Financial Officer