Form 10-Q
period 2004-09-30
PECO II INC
filed 2004-11-15
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark (“X”) whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 29, 2004
Common Shares, without par value	21,522,219

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,500	$17,366
Accounts receivable	6,516	5,967
Inventories	8,224	8,573
Prepaid expenses and other current assets	473	410
Assets held for sale	4,136	4,136
Restricted cash	6,133	7,148

Total current assets	38,982	43,600

Property and equipment, at cost:
Land and land improvements	254	254
Buildings and building improvements	10,363	9,945
Machinery and equipment	9,304	9,671
Furniture and fixtures	6,256	7,614

	26,177	27,484
Less-accumulated depreciation	(13,519)	(13,422)

Property and equipment, net	12,658	14,062
Other Assets:
Goodwill, net	7,842	7,842
Long term notes receivable	14	20
Investment in joint venture	17	—

Total Assets	$59,513	$65,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings under line of credit	$—	$—
Industrial revenue bonds	5,860	6,080
Capital leases payable	85	158
Accounts payable	2,117	1,113
Accrued compensation expense	1,476	1,492
Other accrued expenses	5,183	6,030
Accrued income taxes	170	579

Total current liabilities	14,891	15,452

Long-term Liabilities:
Capital leases payable, net of current portion	470	535

Total long-term liabilities	470	535
Shareholders’ Equity:
Common shares, no par value: authorized 50,000,000 shares; 22,201,666 shares issued at September 30, 2004 and December 31, 2003	2,816	2,816
Additional paid-in capital	110,330	110,726
Retained deficit	(67,836)	(62,327)
Treasury shares, at cost, 679,447 and 847,830 shares at September 30, 2004 and December 31, 2003, respectively	(1,158)	(1,678)

Total shareholders’ equity	44,152	49,537

Total Liabilities and Shareholders’ Equity	$59,513	$65,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales:
Product	$6,165	$4,164	$14,806	$14,235
Services	3,033	4,349	8,155	15,246

	9,198	8,513	22,961	29,481

Cost of goods sold:
Product	4,682	4,242	12,907	15,714
Impairment of product segment machinery and equipment	—	—	—	3,300
Services	2,476	5,360	7,832	17,785
Inventory impairment	—	—	—	8,633

	7,158	9,602	20,739	45,432

Gross margin:
Product	1,483	(78)	1,899	(13,412)
Services	557	(1,011)	323	(2,539)

	2,040	(1,089)	2,222	(15,951)

Operating expenses:
Research, development and engineering	732	845	2,184	3,078
Selling, general and administrative	1,860	2,141	5,988	8,097
Impairment of service segment goodwill and other intangibles	—	—	—	5,700
Real estate impairment	—	—	—	1,096

	2,592	2,986	8,172	17,971

Loss from operations	(552)	(4,075)	(5,950)	(33,922)
Loss from joint venture	27	—	84	—

Loss from operations after joint venture	(579)	(4,075)	(6,034)	(33,922)
Interest income, net	44	9	96	61

Loss before income taxes	(535)	(4,066)	(5,938)	(33,861)
Provision for income taxes	(86)	—	(429)	54

Net loss	$(449)	$(4,066)	$(5,509)	$(33,915)

Net loss per common share:
Basic	$(0.02)	$(0.19)	$(0.26)	$(1.60)

Diluted	$(0.02)	$(0.19)	$(0.26)	$(1.60)

Weighted average common shares outstanding:
Basic	21,522	21,241	21,470	21,187

Diluted	21,522	21,241	21,470	21,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,509)	$(33,915)
Adjustments to reconcile net loss to net cash from (used for) operating activities:
Depreciation and amortization	1,200	1,757
Service segment goodwill impairment	—	5,700
Loss on disposals of property and equipment	292	445
Inventories impairment	—	8,633
Investment loss in joint venture	83	—
Real estate asset impairment	—	1,096
Product segment machinery and equipment asset impairment	—	3,300
Working capital changes:
Accounts and notes receivable	(543)	2,434
Inventories	349	7
Refundable and deferred income taxes	—	12,500
Prepaid expenses and other current assets	(63)	292
Accounts payable, other accrued expenses and accrued income taxes	(252)	(3,031)
Accrued compensation expense	(16)	(299)

Net cash from (used for) operating activities	(4,459)	(1,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(158)	(166)
Proceeds from sale of property and equipment	70	4,264

Net cash from (used for) investing activities	(88)	4,098

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer to restricted cash	1,015	(6,940)
Investment in joint venture	(100)	—
Repayment of long-term debt and capital leases	(358)	(3,579)
Proceeds from issuance of common shares - options exercised	83	—
Proceeds from issuance of common shares - Employee Stock Purchase Plan	41	57

Net cash from (used for) financing activities	681	(10,462)

Net decrease in cash	(3,866)	(7,445)
Cash and cash equivalents at beginning of period	17,366	25,674

Cash and cash equivalents at end of period	$13,500	$18,229

Supplemental disclosure of cash flow Information:
Income taxes paid	$8	$110
Interest paid	105	172

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

In May 2004, PECO II Global Services, Inc. (PGS), a wholly owned subsidiary of PECO II, Inc. and b+w Electronic Systems Verwaltung-GmbH (BWESV) a German corporation, formed a corporation named b+w II, Inc. The corporation is established under the laws of the state of Ohio and the principal office is at 1376 State Route 598, Galion, Ohio. The ownership structure is 50% PGS and 50% BWESV, with a $100,000 equity investment by both parties. This joint venture is accounted for under the equity method of accounting.

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

This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause the Company’s actual results or activities to differ materially from these forward-looking statements include but are not limited to the statements under “Forward Looking Statements” and other sections in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission and press releases.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.

2. Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2004 consolidated financial statements.

3. Treasury Shares

In September 2001, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. On July 26, 2002, the Board approved a one million share increase in the program. As of September 30, 2004, the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share since inception of the repurchase program. The Company did not repurchase any shares during the third quarter of 2004.

No treasury shares were issued during the third quarter of 2004.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

4. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2004 and December 31, 2003 are summarized below:

(In thousands)

	September 30, 2004	December 31, 2003
Raw materials	$7,349	$7,749
Work-in-process	401	134
Finished goods	474	690

	$8,224	$8,573

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

The Company annually reviews the impairment of goodwill in October unless current conditions indicate otherwise. At this point in time, the Company is currently evaluating goodwill impairment.

6. Real Estate Impairment Charges

The Company incurred a $1.1 million impairment charge related to excess real estate listed for sale in the first quarter of 2003, reflecting the properties at their estimated current fair value based upon the market conditions that existed at that time. We feel our property is appropriately valued at current fair value for the third quarter of 2004.

7. Stock-Based Compensation

The Company accounts for stock option grants according to APB25, and accordingly has not recognized option expense in their financial statements. On March 15, 2004, the Company granted 505,000 stock options at an exercise price of $1.18 per share and on April 29, 2004, the Company granted 200,000 stock options at an exercise price of $1.22 per share. No options were granted during the third quarter of 2004. The Company employs the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value of the options granted under the Company’s Amended 2000 Performance Plan are estimated, as of the date of grant, using the Black-Scholes Option Pricing Model. The following pro forma information regarding net loss and loss per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting period. The pro forma information is as follows:

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(449)	$(4,066)	$(5,509)	$(33,915)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(92)	(227)	(242)	(420)

Pro forma net loss as if the fair value based method had been applied to all awards	$(541)	$(4,293)	$(5,751)	$(34,335)

Loss per share
Basic—as reported	$(0.02)	$(0.19)	$(0.26)	$(1.60)

Basic—pro forma	$(0.03)	$(0.20)	$(0.27)	$(1.62)

Diluted—as reported	$(0.02)	$(0.19)	$(0.26)	$(1.60)

Diluted—pro forma	$(0.03)	$(0.20)	$(0.27)	$(1.62)

8. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loss from operation after joint venture:	2004	2003	2004	2003
Product	$(40)	$(1,927)	$(2,754)	$(29,691)
Services	$(539)	$(2,148)	$(3,280)	$(4,231)

Consolidated loss from operations	$(579)	$(4,075)	$(6,034)	$(33,922)

9. Warranty

The Company’s warranty activity for the nine months ended September 30, 2004 is summarized below:

	2004	2003
Beginning balance	$834	$560
Warranty provision	199	333
Warranty costs incurred	(229)	(259)

Ending balance	$804	$634

10. Loss Per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for the three and nine months ended September 30, 2004 and 2003, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the nine months ended September 30, 2004 and 2003 were 777,500 and 0, respectively.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at September 30, 2004 and 2003 which were excluded because they were out-of-the-money were 1,151,956 and 2,225,841, respectively.

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statement as follows:

	Three months ended September 30, 2004		Three months ended September 30, 2003
	Basic loss per share	Diluted loss per share	Basic loss per share	Diluted loss per share
	$(0.02)	$(0.02)	$(1.19)	$(1.19)
Outstanding shares	21,522	21,522	21,241	21,241
Effect of weighting changes in outstanding shares	(0)	(0)	(0)	(0)

Weighted average in outstanding shares	21,522	21,522	21,241	21,241

	Nine months ended September 30, 2004		Nine months ended September 30, 2003
	Basic loss per share	Diluted loss per share	Basic loss per share	Diluted loss per share
	$(0.24)	$(0.24)	$(1.41)	$(1.41)
Outstanding shares	21,522	21,522	21,241	21,241
Effect of weighting changes in outstanding shares	(78)	(78)	(82)	(82)

Weighted average in outstanding shares	21,444	21,444	21,159	21,159

11. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the nine months ended September 30, 2004, sales to four companies comprised 65.7% of total sales. These customers contributed 32.3%, 11.9%, 10.9%, and 10.6%, respectively, of total sales. For the first nine months of 2003, sales to three companies comprised 49.1% of total sales. Three customers contributed 19.4%, 16.4% and 13.3%, respectively, of total sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues increased 28% during the third quarter as compared to second quarter of 2004. Consolidation among key customers continued and, while this caused some capital programs to be deferred, other customers managed to get their programs moving into higher gear. The need for improved area coverage, additional traffic capacity and ever more system upgrades were the driving forces for capital investment. The global economic picture continued to improve increasing demand for services. All this improved our customer’s profitability, their cash flow and their ability and desire to make further investments. We are well positioned with the principal carriers to benefit from these CAPEX programs.

Sales of large power plants for network infrastructure and base station equipment increased in the quarter. We captured new system audit and record contracts, involving our proprietary PowerPro® equipment management and planning system, which will provide ongoing revenue.

We continued our stepped up sales and marketing effort including both public and private showings/demonstrations of our equipment. Our strategy of offering power products along with focused solutions to customer needs is establishing new opportunities for our products.

Our accelerated and focused product development program continues apace. We completed 4 new modular power system products during the quarter. Each is easily configurable to meet customer needs.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

The 827 Inverter System has increased capacity and is now expandable from 1.2 KVA up to 28.8 KVA. Designated the 827E, it offers our unique N+1 hot-insertable inverter module technology, providing flexibility to economically grow the system as power requirements increase. This provides customers the convenience of adding power at a minimum expense.

We are developing a line of environmentally controlled, configurable cabinets available in indoor or outdoor styles and designed to meet the stringent NEBS GR83 seismic requirements. Orders for this product equipped with the new 128 power plant (described above) as an outdoor battery cabinet solution are currently being filled for a major Tier 1 North American wireless carrier.

The 162LP +24VDC system with optional –48VDC converters offers plug-in rectifier shelves for factory or field installation, flexible distribution and telephone office control and communications features. This allows customers to save money at the time of purchase by equipping the base system with the minimum capacity only, then adding components when the need for increased power arises.

The 129, -48VDC front access modular system provides an output of 600 Amps when fully equipped with rectifier modules or 160 Amps of +24VDC from converters. It provides flexible load distribution and meter, monitor and control unit (MMC) capability. This system provides customers with ample power in a small area, saving room for revenue-generating equipment in applications where space considerations are critical.

The 128, +24VDC power system, with front access, is a versatile compact package for either cabinet or rack applications. It provides 200 Amps at +24VDC, housed in a compact seven-inch (height) distribution center. This PECO II solution is a derivative of the larger Cell Site Power +24VDC Power System, utilizing the same rectifier building blocks and boasting distribution and monitoring and communications (modem and Ethernet) found in larger plants. This system is easy to install and maintain, while the remote accessibility allows the customer to view the plant status without going to the site.

Even as we accelerate the development of these new products, we continued to align operations to reflect market conditions, reduced our costs and became ever more efficient and improved the customer experience.

Our net sales increased to $9.2 million for the three months ended September 30, 2004, an increase of $685 thousand, or 8.1% compared to the corresponding prior year period. Net sales of $23.0 million for the first nine months of 2004 were, down $6.5 million, or 22%, compared to the corresponding prior year period. Product net sales of $6.2 million for the first nine months of 2004 were an increase of $2.0 million, or 48%, compared to the third quarter of 2003. This increase was in line with our expectations that the wireless carriers would expand area coverage, upgrades, and add various features. Service net sales were $3.0 million for the third quarter of 2004, a decrease of 30%, as compared to the third quarter of 2003. We continue to see opportunities in the service segment as evidenced with the 18% service revenue increase in the third quarter of 2004 compared to the prior quarter. We have received requests for quotes from our existing product customers and expect a continuing moderate increase in our service revenues; although we continue to face a highly competitive service market as a result of the new subcontractors in the various local markets.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

As of September 30, 2004, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $4.0 million, a $848 thousand, or 17.4%, decrease from the comparable prior year period, but a 87% increase from $2.1 million at December 31, 2003. Product backlog of $2.6 million was a $2.0 million, or 339% increase from December 31, 2003, while Service backlog was $1.4 million, a $153 thousand, or 9.8%, decrease from December 31, 2003. Within one week following the end of the third quarter of 2004, our backlog had increased by $2.8 million. These orders were anticipated in the third quarter of 2004 but fell short by one week. With the increase in backlog, the Company expects to break even for the fourth quarter of 2004. Current backlog is not necessarily indicative of our future revenue.

Gross margin dollars were a positive $2.0 million and $2.2 million for the quarter and nine months ended September 30, 2004, respectively, as compared to a negative $1.1 million and a negative $16 million for the quarter and nine months ended September 30, 2003, respectively. The negative $16.0 million gross margin for the first nine months of 2003 included an inventory impairment charge of $8.6 million and machinery and equipment impairment charge of $3.3 million. Gross margin as a percentage of net sales increased to 22.2% and positive 9.7% for the three and nine months ended September 30, 2004, respectively, compared to negative 12.8% and negative 54% for the comparable prior year periods, respectively.

For the quarter ended September 30, 2004, product gross margin was a positive $1.5 million, as compared to negative $78 thousand for the corresponding period in 2003. The third quarter 2004 positive gross margin is a significant improvement over the second quarter 2004 positive gross margin of $449 thousand, was attributable to increased volumes, continued engineering cost reductions and more efficient and improved product design.

The service gross margin was a positive $557 thousand for the third quarter of 2004, as compared to a negative $1.0 million for the third quarter of 2003, or an increase of 155%. The service gross margin for the third quarter of 2004 was increased $446 thousand, or 401%, over the prior quarter ending June 30, 2004. The expected improvement in service gross margins was the result of the project management restructuring that was addressed in our Form 10-K for the year ended December 31, 2003. The new project management group was designed to assist the sales force and manage projects.

Research, development and engineering (“R&D”) expense decreased to $732 thousand and $2.2 million, respectively, for the quarter and nine months ended September 30, 2004, from $845 thousand and $3.1 million, respectively, for the quarter and nine months ended September 30, 2003, as we continue to reduce our R&D expenditures to bring our cost structure in line with revenues. We are continuing accelerated efforts to bring more cost effective and valued products to our customers despite the fact this offsets some of our cost reduction efforts. In prior periodic reports on Form 10-Q and 10-K, we have measured R&D expenditures as a percentage of total sales. Ideally, R&D should be compared to product sales only and we have included this change since our Form 10-Q for the second quarter of 2004. As a percentage of net product sales, research, development and engineering expense was 11.9% and 14.8%, respectively, for the quarter and nine months ended September 30, 2004 compared to 20.3% and 21.6%, respectively, in the comparable prior year periods.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Selling, general and administrative (“SG&A”) expense decreased to $1.9 million and $6.0 million, for the quarter and nine months ended September 30, 2004, respectively from $2.1 million and $8.1 million, for the quarter and the nine months ended September 30, 2003, respectively. We continue to trim SG&A expenses, primarily in the service segment, via reductions in work force and associated expenses to further align revenue and expense. With a focus on sales, we expect reductions in selling, general and administrative expenses to continue, but at a decreasing rate. As a percentage of net sales, SG&A expense decreased to 20.2% and 26.1%, respectively, for the quarter and nine months ended September 30, 2004 compared to 25.2% and 27.5%, respectively, in the comparable prior year periods. The decrease in SG&A expense as a percentage of net sales was due to the increased volume level in the third quarter of 2004.

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

During the third quarter of 2004, a state tax audit was completed. The Company had previously reserved for this audit, and upon completion reversed excess reserves of $125 thousand. The effective tax rates were negative 16.07% and negative 7.22% for the quarter and nine months ended September 30, 2004, respectively, compared to 0% for both the quarter and nine months ended September 30, 2003.

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of September 30, 2004, available cash and cash equivalents approximated $13.5 million. We have an additional $6.1 million of cash pledged to secure the industrial revenue bonds associated with our Denver facility. The bonds for the Denver facility total $5.9 million of the currently pledged cash, which will be unrestricted at the time of the completed sale of the Denver facility discussed below.

Working capital was $24.1 million at September 30, 2004, which represented a working capital ratio of 2.6 to 1 compared to $28.1 million, or 2.8 to 1, at December 31, 2004.

Our capital expenditures were $158 thousand for the nine months ended September 30, 2004, as we continue to limit capital expenditures.

Cash flow used in operating activities for the nine months ended September 30, 2004 was $ 4.5 million due primarily to operating losses and a increase in accounts receivable along with a decrease in accounts payables, accrued expenses and accrued income tax. The reduction is primarily associated with the state income taxes review previously discussed along with the increase in accounts receivable as a result of increased volume of net sales. This was offset by a decrease in inventory of $349 thousand. This offset was the result of our continued effort to more effectively manage inventory. The net cash used for investing activities was $88 thousand, while the cash provided by financing activities was $681 thousand.

In August 2001, we entered into adjustable rate industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. In March of 2004, we signed a purchase agreement with a potential buyer for the Denver facility. The purchase agreement has been extended to December 1, 2004. The potential buyer is looking to purchase the Denver facility as investment property and is negotiating with a potential tenant, thereby asking for an extension of the due diligence period. Since we intend to sell the Denver facility, the Denver bonds remain classified as a current liability in the accompanying condensed consolidated financial statements.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the company is to establish a $3.5 million deposit account with the bank.

We do not currently plan to pay dividends, but rather retain earnings for use in the operation of our business.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” we consider certain accounting policies related to revenue recognition, inventory valuation, impairment of long lived assets, and deferred income taxes to be critical policies due to the estimation processes involved in each. We state these accounting policies in the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2003, which was filed on March 29, 2004, and in relevant sections in management’s discussion and analysis of financial condition and results of operation.

Off-Balance Sheet Financings

We do not have any off balance sheet entities or arrangements. All of our subsidiaries and the joint venture investment into the new company, b+w II, Inc., are reflected in our consolidated financial statements. We do not have any interests in or relationship with any special-purpose entities that are not reflected in our consolidated financial statements.

Forward-Looking Statements

Certain of the Company’s statements in this Quarterly Report on Form 10-Q and the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operation are not purely historical, and as such are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but may not be limited to, all statements regarding the Company’s and management’s intent, belief and expectations, such as statements concerning the Company’s future profitability and its operating and growth strategy. These forward-looking statements include numerous risks and uncertainties, including, without limitation: a general economic recession; a downturn in our principal customer’s businesses; the volatility in the communications industry; the demand for communications equipment generally and in particular for the products and services offered by the Company; the Company’s ability to generate sales orders during fiscal 2004 and thereafter; the ability to develop and market new products and product enhancements; the ability to attract and retain customers; competition and technological change; and successful implementation of the Company’s business strategy. One or more of these factors have affected, and in the future could affect, the Company’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. There can be no assurances that the forward-looking statements included herein will prove to be accurate, and issuance of such forward-looking statements should not be regarded as a representation of the Company, or any other person, that the objectives and plans of the Company will be achieved. In addition, this Quarterly Report on Form 10-Q contains time-sensitive information that reflects management’s best analysis only as of the date of this report. PECO II does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of this release. Further information concerning issues that could materially affect financial performance related to forward-looking statements can be found in the Company’s periodic filings with the Securities and Exchange Commission.

ITEM 3. Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of September 30, 2004. Our primary interest rate risk exposure that has resulted from floating rate debt related to our revolving loan facility and industrial revenue bonds. A change in rates would be immaterial to our results from operations if rates were to increase 1% from September 30, 2004 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4. Controls and Procedures

Disclosure controls and procedures. As of September 30, 2004, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2(b) Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through September 30, 2004, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.7 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2001, which is being financed through industrial revenue bonds, $6.1 million has been restricted by the Company’s bank to secure outstanding borrowings, and approximately $23.2 million for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

ITEM 6 Exhibits

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

Date: November 15, 2004	PECO II, Inc.

/s/ JAMES L. GREEN	/s/ SANDRA A. FRANKHOUSE
James L. Green	Sandra A. Frankhouse
President and Chief Executive Officer	Chief Financial Officer