Form 10-K
period 2004-12-31
PECO II INC
filed 2005-03-31
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the registrant’s common shares, without par value, held by non-affiliates of the registrant was approximately $12.7 million on June 30, 2004.

On March 15, 2005, the registrant had outstanding 21,566,302 of its common shares, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III hereof. Except as otherwise stated the information contained in this Form 10-K is as of December 31, 2004.

PART I

ITEM I—BUSINESS

All references to “we,” “us,” “our,” “PECO II,” or the “Company” in this Annual Report on Form 10-K mean PECO II, Inc.

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

We offer solutions to our telecommunication customers’ cost, quality, productivity and capacity challenges by providing on-site E&I systems integration, installation, maintenance and monitoring services and by designing, manufacturing and marketing communications specific power products. The products we offer include power systems, power distribution equipment and systems integration products. Our power systems provide a primary supply of power to support the infrastructure of communications service providers, including local exchange carriers, long distance carriers, wireless service providers, internet service providers and broadband access providers. Our power distribution equipment directs this power to specific customer communications equipment. Our systems integration business provides complete built-to-order communications systems assembled and installed pursuant to customer specifications and incorporating other manufacturers’ products. Our operations are organized within two segments: services and products. You can find more information regarding our two business segments, including information in Note 2 to our consolidated financial statements, which may be found in Item 8 of this Annual Report on Form 10-K.

Market Overview

We participate in the global telecommunication market place (wireline & wireless), with the majority of our current revenue being generated in North America. The North American market consists of multiple segments that include Regional Bell Operating Companies (RBOCs), Independent Telephone Companies, Inter-exchange Carriers/Competitive Access Providers, Wireless, Cable TV, Private Network/Enterprise, and Government.

Wireline companies, including the RBOCs and Independent Telephone Companies, continue to upgrade their respective networks to meet the evolving needs of the local service area. Traditionally, they provided basic dial tone within a major metropolitan area. Over the past several years they have expanded their product set to include high-speed data access solutions such as DSL. Most are currently implementing, or have an initiative to offer next generation high-speed data/video offerings (FTTN or fiber to the node and FTTP or fiber to the premise) in order to compete against the cable companies and hybrid service offerings from local wireless providers.

Inter-exchange Carriers/Competitive Access Providers are experiencing tremendous pressure to identify their fit within the global telecommunication network. The Inter-exchange Carrier provides a connection between two parties outside an immediate serving area. Competitive Access Providers came into play after the Telecom Act of 1996 enabled local service competition within a given wire-line market. Over the years, many of the Competitive Access Providers and Inter-exchange Carriers have merged or formed a partnership to compete against the incumbent telephone company of a given area. Recent regulatory changes have increased the competitive pressure and have created significant infrastructure write-offs and M&A activity in these sectors.

Wireless providers continue to build and expand at the highest rate. Mergers and acquisitions in 2004 resulted in four large North America organizations competing for the largest growth sector among individual subscribers. In 2004, wireless subscribers passed the number of wireline subscribers. Wireless providers will continue to invest in infrastructure to move closer to their subscriber base, fill coverage gaps, and add traffic capacity, as well as upgrade facilities to provide the latest subscribers services via high speed wireless technologies such as EVDO, or Evolution Version Data Only, HSPA, or High Speed Packet Access, and UMTS, or Universal Mobile Telecommunications System.

Cable TV companies have traditionally offered video services to their subscriber base, however in the past several years they have expanded to offer high speed data access that competes with the incumbent telephone company’s DSL service. New high-speed data/video infrastructure build are underway to offer VOIP, or Voice Over Internet Protocol, service and protect their market from the new video and data offerings currently planned by the incumbent telephone company in an area.

The Private Network/Enterprise market has traditionally been focused at providing in building dial tone services to commercial organizations. Though growth in these commercial organizations is not forecasted to increase in the coming years, the services required of commercial organizations is expanding due to the new product enhancements available in the last several years. Some of these enhancements include in-building wireless, video conferencing, web page commerce, as well as support infrastructure to maintain these services during any critical power failures.

The Government market is undergoing continued changes, especially as a result of the terrorist attacks of 2001. Communication infrastructure redesign is currently underway on a federal, state, and local basis. The timeframe of the current Homeland Security communication infrastructure build is expected to continue for the next several years.

Our Business Strategy

Our customers have an incentive to add value to their product and make it more attractive to their customers by installing the feature and productivity rich technology that has recently been developed. They also need to add capacity and area coverage to increase market share. Their objectives demand quick solutions and flexibility from their CAPEX suppliers offering an opportunity for a nimble supplier. To meet this challenge and grow our business, we will continue to build our turnkey solution capabilities.

Key elements of our strategy include:

1.	Continued development of our core power systems products: Newly developed power products provide more efficient power in less space, greater distribution flexibility and more effective control systems. Modular designs match the customer’s systems requirements with the capability to retain investment value as requirements change. “Time to market” is a built in by-product of these new products and has resulted in several new product wins in 2004.

2.	Development of small power systems for imbedded or cabinet based power systems.

3.	Development of cabinet based solutions: This includes systems integration capabilities for cabinet or shelter based power systems.

4.	Improved monitoring and record data base products: New and expanded PowerPro® db software and NetMax monitoring systems offer integrated solutions to wireline and wireless customers. Services include auditing, developing, maintaining and monitoring capital equipment and capital equipment records.

5.	Enhanced value added services: Base station radio and network systems integration, installation and upgrades and temporary employee services. Some of these functions may be provided through b+w II, our joint venture with b+w Electronic System, GmbH & Co. KG in Germany.

PECO II offers solutions rather than components. We seek to create deeper customer relationships, generate longer-term market opportunities and enhance our total value to our customers. Our sales and marketing efforts focus on developing supplier relationships and agreements with key customers through the five key strategies indicated above. Our customers have broad product requirements and desire a limited number of vendors and we meet that demand by offering a broad line of products and services. Our “factory” is the systems integrator of these products.

We have reorganized our Services Operations with strategically located Project Managers who are the “face” of PECO II to the customer and are responsible for insuring a satisfactory customer experience. They assist in selling and are responsible for profitably managing their business segment.

Business Segments

Our operations are organized within two segments: products and services.

Products

During 2004, we introduced two new modular power system product families primarily targeted to the wireless, cabinet and outside plant customer applications. Through the development of these two system families, we have the building blocks to configure multiple power plants ranging from fifty to six hundred amps to meet a variety of customer applications including outdoor cabinets, wireless cell sites, small central office, broadband, cable, and others. Thirty-two development projects were completed to enhance existing product lines. These developments have provided us with product building blocks to easily expand power system offerings in 2005.

Our focus for 2005 and beyond is to design fully integrated power and distribution systems to meet a broad range of market needs. This is accomplished by maintaining a “building-block product architecture” that has the flexibility to provide custom features to meet a specific customer application while maintaining streamlined high volume manufacturing. The thrust is to imbed low cost and reduced size world-scale power components into power systems that are already through or in the customer’s product approval stage. This will offer our customers better value while maintaining backward compatibility and forward interchangeability. Many of these changes were in effect early in 2004.

Utilizing state-of-art technology, we design, manufacture and install complete power systems to meet individual communications customer requirements. We build systems from standard building blocks (i.e., rectifiers, distribution, monitoring, etc.) as defined below.

Product Category	Purpose	Range of Products

Power Plants	Manage, monitor, protect, distribute and store energy in rechargeable batteries to be used in the event of an alternating current, or AC, input failure.	Over 15 models engineered for use in a wide number of applications, including central office, cellular, fiber optic, microwave carrier systems, mobile radio, private branch exchanges, local and wide area networks and Internet systems. Capacities range from 3 to 10,000 Amperes.

Rectifiers	Convert incoming AC power to DC power.	Over 13 models including rectifiers designed for larger applications as well as compact “hot swappable” modular switchmode rectifiers designed to be added or replaced without powering down the system.

Product Category	Purpose	Range of Products

Power distribution and measurement equipment	Directs, measures or distributes power from a centralized power plant to various loads or end uses.	We offer a wide range of products ranging from large battery distribution fuse boards, which provide intermediate distribution in applications where large power feeds from a power plant need to be split into smaller distributions, to smaller distribution circuits cabled directly to the load. The family includes several products designed specifically for the co-location market and including DC power measurement equipment.

Converter plants	Converts one form of DC power to another form of DC power.	Various models available utilizing modular converter that provide 48V-12V, 24V-48V, 48V-24V and 48V-130V conversions.

Inverters	Convert power from a DC to AC power suitable for end-use applications.	Various models, including 1,200 watt modular “hot swappable” and “redundant” systems and up to 28,800 watt inverters systems.

Monitoring	Monitors	Monitoring of various telecom components, primarily power components. One primary model is available and can be stacked to enhance features and expansion.

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

Services

We have begun to re-direct our efforts toward a service environment on several fronts. Historically, a majority of our activity has been in support of our products in the field and it has only been when the customer has needed us. Vertical selling has only recently become part of our sales and services focus. Starting with equipment audits, grounding studies and power plant preventative maintenance programs, we develop customer relationships and other revenue channels within a given site. From this customer service base many services can be offered to our customers, with the potential to generate significant revenue. Our services and programs include:

•	preventative maintenance programs;

•	power evaluation programs;

•	power thermal tests;

•	remote site enclosure maintenance;

•	generator set maintenance and support. ;

•	refurbish and upgrade programs;

•	inventory and site record programs;

•	project management; and

•	program management.

These services and programs can be applied to our power or competitive vendors’ power products. This is a large untapped business providing recurring revenue. Calibration and update services will be needed more and more as systems (including our own) become more sophisticated with remote monitoring and recording devices. We are presently providing battery replacement services for regular battery replacement.

Marketing and Sales

We participate in the North American market place through channels such as direct sales, Value Added Resellers (VAR), and distribution. Direct sales people are located throughout the United States in order to call directly on all tier one PECO II customers, as well as provide local sales support to our tier one VARs. Our current tier one customer base includes all the RBOCs, along with the leading North American Wireless, Inter-exchange, Independent Telephone, and Cable TV carriers. In addition to the current active customer base, direct sales people are also assigned to prospective strategic customers.

VARs are utilized as both a channel to tier two and three customers, as well as to supplement the account penetration in regions where our coverage may be limited. Ninety percent of all international sales efforts are originated and executed by local VARs within the target country. In the fourth quarter of 2004, we added a new VAR to focus on the Government market segment. VARs have a long historical and successful relationship with us, contributing 12% of our revenue in 2004.

Distributors are utilized to support the local needs of our customer base as required. This channel supports small local carriers and installation groups who have established purchasing practices with the local branch.

Marketing/Business Development is located at our headquarters in Ohio, and is responsible for all pricing, promotion, and the coordination of all next generation product and service offerings. We identify product needs from the market place through feedback from our customers, our sales personnel, in house engineering staff, and service program managers, as well as our strategic partners. We actively participate in industry trade shows as required to communicate to our target market.

Customers

We continue the long history of being a class A supplier to the leading North American Telecommunication marketplaces. Our hybrid portfolio of customer solutions allows us to participate in capital deployment projects with all the North American telecommunication market segments such as RBOCs, Independent Telephone Operators, Inter-exchange Carriers, Competitive Access Providers, Original Equipment Manufacturers, Wireless, Cable TV, and Government.

In 2004, the tier one wireless carriers provided us with over 55% of our revenue. The major portion of this revenue came from manufactured products (Power Systems and Outside Plant Cabinets), however an increased demand was placed on our services portfolio (Engineering, Installation, Maintenance Contracts, Site Audits, and Training). Companies utilizing our solution portfolio in this segment include Nextel, Verizon Wireless, and Cingular.

The RBOCs made up 11% of our 2004 revenue, with a very heavy emphasis on our services offerings. We are currently selling to all of the RBOCs (BellSouth, SBC, Verizon, and Qwest).

The Independent Telephone Company market made up 9% of our 2004 revenue, and included a healthy mix of services along with our traditional manufactured products.

The remaining revenue comes from a large number of other customers that can be classified as Competitive Access Providers, Inter-exchange Carriers, Government, Original Equipment Manufacturers, Cable TV, as well as international partners/service providers. Some of the customers who make up this group include Sprint Long Distance, MCI, Level 3, Time Warner Telephone, and IBM.

Backlog

As of December 31, 2004, the unshipped customer order backlog totaled $4.5 million, compared to $2.1 million as of December 31, 2003. The entire December 31, 2004 backlog is expected to be shipped in 2005.

Operations and Quality Control

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

Process and organization improvements for 2004 include organizing a Business Development team which encompasses order entry, application engineering, quotations for products and services, engineering development project management, web page development and maintenance, trade shows, marketing materials, and other customer service activities. The focus of this team is to ensure that we provide our customers with the highest quality and on time service that they have come to expect from us.

As a result of the new “building block architecture” for our power systems, which was partially completed in 2004, our cross-functional Business Team has successfully implemented manufacturing build plans for our standard products. The Business Team activities coupled with lean manufacturing practices is facilitating improved response to short-term delivery requirements that our customers need to expand their services rapidly. This will continue to be a focus of the operations team in 2005 to win new market share by providing even better service to existing customers.

Our customers increasingly require that their equipment meet or exceed established international safety and quality standards. These include the Underwriters Laboratories, Canadian Safety Agency, European Conformity and the Network Equipment Building Standard and we meet these standards.

We manufacture and assemble our products primarily at one regional operational center located in Galion, Ohio.

We possess valuable customer relationships, product knowledge and systems integration and services capabilities. Much of this resides in our human resources in management, services, marketing and engineering. We maintain the concept that people, both customers and employees, are the most important part of our business.

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

Research, Development and Engineering

New systems solutions for the communications market is a primary focus of all our development activities. We have expanded our development activities in 2004 to include new product offerings to bring total system solutions to our customers beyond the power system components. Investing in new technologies and their application has always been a core focus and we will continue this in 2005.

Patents and Trademarks

We use a combination of patents, trade secrets, trademarks, copyrights and nondisclosure agreements to protect our proprietary rights. Currently, we have ten patents issued in the United States. Of the patents issued, three protect technology related to the development of our Valve regulated lead acid battery Management System, or VMS. Four protect technology related to the development of our newer rectifier. The remaining three patents issued protect technology related to our inverter modules.

We cannot assure that any new patents will be issued, that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties or that the patents of others will not have a material adverse effect on our business and operating results.

We received the official trademark from the United States Department of Commerce Patent and Trademark Office for the registration of the trademark “PECO II.”

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

We currently have a contract with an Asian vendor for commodity power equipment and rectifiers. We are redesigning existing equipment to accommodate these commodity items. This will further reduce our product costs, making us more cost competitive in the marketplace.

Competition

The global market place is served by a number of local and global DC Power organizations. These organizations can be broken down into full service providers, discount vendors, as well as new age vendors. In North America, we are considered one of three Full Service Vendors, along with Emerson/Marconi and Tyco. Telecom carriers who utilize these full service vendors are looking for organizations that have a complete product portfolio, installation and services capabilities, as well as efficient and competitive cost structures. The full service vendors maintain the majority of the market share of the traditional telephone carrier organizations such RBOCs, Inter-exchange Carriers, as well as the large incumbent telephone organizations. In addition to the traditional carriers, these full service organizations also dominate the large tier 1 wireless providers. Participating as a full service DC power vendor generally requires a long history of top customer relationships, as well as a large embedded base.

In addition to the full service vendors, the North American market place is also made up of OEM DC power organizations, as well as local and regional niche players. The OEM DC power organizations generally have strong relationships with the top radio manufacturers and integration organizations, which allows them to participate in the wireless market place via indirect channels. These organizations generally compete on price alone, or have a unique offering for a particular application.

Environmental Matters

We are subject to comprehensive and changing foreign, federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances. We believe that we are in compliance with current environmental requirements. Nevertheless, we use hazardous substances in our operations and, as is the case with manufacturers in general, if releases of hazardous substances occur on or from our properties, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

Employees

As of December 31, 2004, we had 361 full-time employees. None of our employees are represented by a labor union. We have not experienced employment related work stoppages.

Additional Information

We make available on our website, www.peco2.com, links to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, as well as proxy statements and other filing with the Securities and Exchange Commission. In addition, copies of our filings can be requested, free of charge, by writing to: Investor Relations, PECO II, Inc., 1376 State Route 598, Galion, Ohio 44833.

ITEM 2—PROPERTIES

The following table sets forth certain information about our principal facilities:

Location	Approximate Square Feet	Uses	Owned/Leased
Galion, Ohio(A)	429,000	Principal executive and corporate office, sales and service office, and manufacturing and assembly	Owned
Denver, Colorado(B)	162,000	Engineering, installation services and sales office	Owned
Nashua, New Hampshire	25,000	Sales return and repair	Leased
Canton, Georgia	12,343	Engineering, installation services and sales office	Leased
Bristol, Tennessee	4,000	Engineering, installation services and sales office	Leased
Kansas City, Kansas	950	Sales office	Leased
Audubon, Pennsylvania	875	Sales office	Leased

(A)	The Galion, Ohio new corporate office shell and manufacturing facility is also listed for sale and is included in the fixed assets section of the accompanying consolidated balance sheets. The portion listed for sale is 186,000 square feet.

(B)	The Denver facility is currently listed as an asset held for sale in the accompanying consolidated balance sheets. Of the 162,000 square feet, 118,916 are currently leased through February of 2009.

Our Denver facility was financed with industrial revenue bonds. We continue to believe that we have excess capacity for our current operations and continue to attempt to sell or sublease portions of our facilities in Galion, Denver, Audubon, and Nashua.

ITEM 3—LEGAL PROCEEDINGS

We are party to legal proceedings and litigation arising in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, management is of the opinion that the final outcome of these matters should not have a material effect on our results of operations or financial position.

ITEM 4—SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares began trading on the Nasdaq National Market under the symbol “PIII” upon the completion of our initial public offering on August 18, 2000 until June 27, 2003. PECO II common shares then moved to the Nasdaq SmallCap Market to take advantage of the extended grace period for compliance with the minimum bid price requirement afforded by the Nasdaq SmallCap Market. We regained compliance with the minimum bid price requirement for the Nasdaq SmallCap Market on October 22, 2003. On July 21, 2004, PECO II was notified that we were non-compliant with the minimum bid price requirement. We regained compliance on December 7, 2004. The high and low sales prices for our common shares are set forth in the table below:

2004	High	Low
First Quarter	$1.52	$1.04
Second Quarter	$1.27	$0.84
Third Quarter	$0.85	$0.60
Fourth Quarter	$1.32	$0.60

2003
First Quarter	$0.79	$0.39
Second Quarter	$0.80	$0.38
Third Quarter	$1.25	$0.62
Fourth Quarter	$1.40	$1.03

As of March 1, 2005, there were 618 holders of record of our common shares.

We have not paid any dividends since our initial public offering in August 2000. We do not currently plan to pay dividends. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

During the fourth quarter of 2004, no unregistered securities were sold.

Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of our common shares.

From the date of receipt of the proceeds through December 31, 2004, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.7 million was used for capital expenditures, excluding the purchase of the Denver regional service center in February 2001 which is being financed through industrial revenue bonds, $9.7 million has been restricted by the Company’s bank to secure outstanding borrowings, and approximately $22.6 million was used for general working capital purposes. The remaining Cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash and have original maturities of three months or less.

ITEM 6—SELECTED FINANCIAL DATA

The selected data in this section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements. We derived the statement of operations data for the five years ended December 31, 2004 and balance sheet data as of December 31, 2004, 2003, 2002, 2001, and 2000, from the audited financial statements.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Net sales	$31,564	$38,607	$62,060	$106,743	$156,548
Cost of goods sold	27,461	42,039	68,154	88,365	109,366
Impairment of product segment machinery and equipment	—	3,300	—	—	—
Inventory impairment	—	8,633	8,000	—	—

Gross margin	4,103	(15,365)	(14,094)	18,378	47,182

Operating expenses:
Research, development and engineering	2,956	3,786	9,729	11,218	9,608
Selling, general and administrative	7,958	10,350	21,269	18,836	17,160
Impairment of service segment goodwill	5,987	5,700	—	—	—
Real estate impairment	—	1,203	2,000	—	—

	16,901	21,039	32,998	30,054	26,768

Income (loss) from operations	(12,798)	(36,404)	(47,092)	(11,676)	20,414
Loss from joint venture	(84)	—	—	—	—

Income (loss) from operations after joint venture	(12,882)	(36,404)	(47,092)	(11,676)	20,414
Interest income (expense), net	149	91	308	1,300	(164)

Income (loss) before income taxes and before cumulative effect of accounting change	(12,733)	(36,313)	(46,784)	(10,376)	20,250
Benefit (provision) for income taxes	463	(54)	6,916	3,695	(8,158)

Net income (loss) before cumulative effect of accounting change	(12,270)	(36,367)	(39,868)	(6,681)	12,092
Impairment of goodwill	—	—	(1,835)	—	—

Net income (loss)	$(12,270)	$(36,367)	$(41,703)	$(6,681)	$12,092

Net income (loss) per common share before cumulative effect or accounting change:
Basic	$(0.57)	$(1.72)	$(1.85)	$(0.31)	$0.72

Diluted	$(0.57)	$(1.72)	$(1.85)	$(0.31)	$0.68

Net income (loss) per common share:
Basic	$(0.57)	$(1.72)	$(1.94)	$(0.31)	$0.72

Diluted	$(0.57)	$(1.72)	$(1.94)	$(0.31)	$0.68

Weighted average number of common shares:
Basic	21,488	21,220	21,506	21,579	16,908
Diluted	21,488	21,220	21,506	21,579	17,876

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital	$23,800	$28,148	$51,911	$81,351	$98,477
Total assets	53,981	65,524	108,856	160,168	154,146
Total long-term liabilities	448	535	691	10,433	4,941
Total shareholders’ equity	37,430	49,537	85,787	128,884	124,880

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the consolidated financial statements and other financial information elsewhere in this Form 10-K.

Overview

PECO II, Inc. was organized in 1988 for the purpose of acquiring the assets of ITT’s communications power product business. Today, we provide solutions to our telecommunications customers through a variety of products and services in order to meet their cost, quality, productivity and capacity challenges. As part of this process, we design and manufacture communications specific power products. We also provide on-site E&I, systems integration, installation, maintenance, and monitor services to our customers. Our power systems provide a primary supply of power to support the infrastructure of communications service providers, including local exchange carriers, long distance carriers, wireless service providers, internet service providers and broadband access providers. Our power distribution equipment directs this power to specific customer communications equipment. Our systems integration business provides complete built-to-order communications systems assembled and installed pursuant to customer specifications and incorporating other manufacturers’ products.

The United States appears to be lagging in the global race to introduce Third Generation, or 3G, wireless and broadband technology and services and there is pent-up consumer demand for these new capabilities that the industry is struggling to provide. This has created a very dynamic CAPEX environment as our customers rush to install these new technologies and compete for market share. The global telecommunications recession that began in year 2000 appears to be over as trends indicate an increase in CAPEX spending. At the same time, pressed by huge capital requirements and a need for scale, the industry is turning to consolidation and creating market discontinuities. The Cingular/ATT Wireless merger disrupted CAPEX spending while system integration plans were developed. As a CAPEX provider, we were adversely affected by their intermediate term investment delays. Year 2005 has already seen a merger announcement between NEXTEL and Sprint, which may result in discontinuities well into 2005. These unstable market conditions caused uneven and unpredictable quarterly operating results for us in 2004 and may cause uneven and unpredictable results in the future, which may adversely affect our business, operating results, and financial condition. At the same time, this same environment may open doors for new products and creates tremendous opportunities for market share growth for a nimble solution provider. We are positioning ourselves to take advantage of these opportunities.

In 2004, one of our major priorities was to reduce and control inventory and inventory associated risk while maintaining the flexibility to provide fast response for our customers. This company-wide effort included the development of flexible, modular, power products, integrated supply chain relationships with both customers and vendors, and lean manufacturing techniques. Unfortunately, inventories increased by $1.5 million, primarily as a result of a significant customer postponing shipment until the first quarter of 2005, but we were able to improve our on time delivery performance.

An integral part of this effort was to align the business with current market conditions and work toward positive cash flow. We integrated all financial activity into one IT system, improved operational control and further ramped down our general and administrative expenses. We conserved capital and offered surplus facilities for sale. We continue to work on our business model to provide shareholder value in the current environment while improving our products and customer relationships.

We developed new products and product cost reductions both to improve margins and better align products with our customers’ needs. We focused sales operations and key national account structure on the wireless sector and the wireline broadband markets. We increased the customer base through customer supply agreements and new product design wins in 2004 and will continue this effort in 2005.

Our customer base has not been fundamentally impacted as a result of recent consolidation in the telecommunication industry and has actually improved over the past year, while the service segment was impacted by the loss of one customer. The loss of any significant customer continues to be a risk for us. In any given quarter, it is typical for us to have three customers that can account for over 10% of our revenues. The loss of any one of these would have a detrimental financial impact on the operations of the Company.

Critical Accounting Policies Accounting

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management’s judgment and available information and consequently, actual results could be different from these estimates.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” we consider certain accounting policies related to revenue recognition, inventory valuation and impairment of long lived assets to be critical policies due to the estimation processes involved in each.

Revenue Recognition

In December of 2003, the SEC issued Staff Accounting Bulletin (“SAB) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statement.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, supercede as a result of the issuance of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The issuance of SAB No. 104 reflects the concepts contained in EITF 00-21. The issuance of SAB No. 104 did not have a material impact on our results of operations, financial position or cash flows.

Revenue is recognized in accordance with SAB No. 104. Revenues are recognized when customer orders are completed and shipped. Sales of equipment where we also perform installation are deferred until installation is complete. Revenues on engineering and installation contracts and the costs for services performed are recorded as the work progresses on a percentage of completion basis. Accruals for the cost of product warranties are maintained for anticipated future claims.

Impairment of Long Lived Assets

An annual review of goodwill is prepared as of October 31 of each year. An independent third party performed the review of goodwill that is attributed to our service segment as of October 31, 2004. The review resulted in a $6.0 million impairment and was primarily the result of the loss of a significant service customer. An independent third party performed a review as of October 31, 2003 and determined that there was no further impairment of goodwill for 2003 above the initial impairment of $5.7 million that was recorded in the second quarter of 2003, which was the result of continued revenue decline in our service segment. There were two valuations performed in 2003, the first was the request of new management coming in at the end of May 2003 in order to get a sense of the current condition of the company and the second was to conform with the annual valuation period.

Our assessment of goodwill is based on the requirements of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires management to estimate the fair value of our Company and its reporting units. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For goodwill, any one of a number of future events, including a continued telecommunication industry downturn, could cause us to conclude that impairment indicators exist and the carrying value of these assets cannot be recovered.

Inventory Valuation

Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Inventory costs consist of purchased product, internal and external manufacturing costs, and freight. We sell our products as component replacement parts or on a build to-order basis that ships to the customer upon completion.

We continually review the inventory for obsolescence or excessive quantities and accrue accordingly. At a minimum, all part numbers are reviewed quarterly. Should a part number have no usage for a year, we will reserve 100% of the standard cost for those part numbers which will reduce the total gross inventory value. In addition, we review for excesses and reserve a percentage as appropriate of standard costs for any excesses that are greater than the last twelve month usage or two times future six month requirements, whichever is greater.

Results of Operations

The following table shows, for the periods indicated, selected items from our consolidated statement of operations, as a percentage of net sales.

	Years Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	87.0	108.9	109.8
Impairment of product segment machinery and equipment	—	8.5	—
Inventory impairment	—	22.4	12.9

Gross margin	13.0	(39.8)	(22.7)
Operating expenses:
Research, development and engineering	9.4	9.8	15.7
Selling, general and administrative	25.2	26.8	34.2
Impairment of service segment goodwill and other intangibles	19.0	14.8	—
Real estate impairment	—	3.1	3.2

	53.6	54.5	53.1

Loss from operations	(40.6)	(94.3)	(75.8)
Loss from joint venture	(0.3)	—	—

Loss from operations after joint venture	(40.9)	(94.3)	(75.8)
Interest income, net	0.5	0.2	0.5

Loss before income taxes and before cumulative effect of accounting change	(40.4)	(94.1)	(75.3)
Benefit (provision) for income taxes	1.5	0.1	11.1

Net loss before cumulative effect of accounting change	(38.9)	(94.2)	(64.2)
Impairment of goodwill	—	—	(3.0)

Net loss	(38.9)%	(94.2)%	(67.2)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales.    Net sales declined $7.0 million, or 18.2%, to $31.6 million for the year ended December 31, 2004 from $38.6 million for the year ended December 31, 2003. We believe this decline primarily was attributable to our customers being slow to react to their announced increases in CAPEX spending in the first two quarters of 2004.

Net sales in our product segment increased by $579 thousand, which occurred in the third quarter of 2004, with the result being $21.1 million for the year ended December 31, 2004 as compared to $20.5 million for year ended December 31, 2003. We are beginning to see a slight upward trend in the product segment as our customers have increased their CAPEX spending and the increase has reached the power product level in our customer’s procurement process. As of December 31, 2004, our product backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had increased to $3.5 million from $596 thousand at December 31, 2003.

Net sales in our service segment decreased by $7.6 million, resulting in $10.5 million for year ended December 31, 2004 as compared with $18.1 million for year ended December 31, 2003. This decrease was due to the loss of a customer as a result of local service competition that is cropping up across the country. As of December 31, 2004, our service backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had decreased to $1.0 million from $1.6 million at December 31, 2003.

Gross Margin.    Gross margin dollars increased $19.5 million to a positive margin of $4.1 million in 2004 as compared to a negative margin of $15.4 million in 2003. Gross margin as a percentage of net sales increased to a positive 13.0% in 2004 compared to a negative 39.8% in 2003.

The product gross margin increased to a positive $3.4 million in 2004 as compared to 2003 which had a negative $12.1 million. This increase is attributable primarily to increased product sales volume, a focus on product cost reductions, and increased absorption. We did not recognize any impairment in 2004, while 2003’s gross margin reflected an $8.6 million inventory impairment charge along with a $3.3 million machinery and equipment impairment charge. Gross margin as a percentage of product sales increased to 16.1% in 2004 compared to a negative 59.3% in 2003, which includes impairments.

The service segment gross margin increased to a positive $714 thousand in 2004 as compared with the 2003 negative gross margin of $3.2 million. Our new project management structure for services positively impacted the 2004 gross margin along with the loss of a customer mentioned in the net sales comparison above. Service gross margin as a percentage of sales is a positive 6.8% in 2004 as compared to a negative 17.8% in 2003.

Research, Development and Engineering.    Research, development and engineering expense decreased to $3.0 million in 2004 from $3.8 million in 2003, representing a decrease of $830 thousand. In prior periodic reports on Form 10-K, we have measured R&D expenditures as a percentage of total sales. Ideally, R&D should be compared to product sales only and we have included this change for 2004 and will continue going forward. As a percentage of net sales, research, development and engineering expense decreased to 14.0% in 2004 from 18.5% in 2003. This percentage decrease is largely the result of the continued effort to reduce expenses along with the more efficient design of flexible, modular power. This modularity concept is starting to show some financial results. Fourth quarter 2004 research, development, and engineering expenses were $772 thousand, compared to $708 thousand in the fourth quarter 2003. This represents a 9.0% increase.

Selling, General and Administrative.    Selling, general and administrative expense decreased to $8.0 million in 2004 from $10.4 million in 2003, representing a decrease of $2.4 million. As a percentage of net sales, selling, general and administrative expense decreased to 25.2% in 2004 from 26.8% in 2003. This percentage decrease was a result of the continued effort to align expenses to revenue by way of cost cutting efforts.

Interest Income.    Interest income, net, was $149 thousand in 2004 compared to $91 thousand in 2003. The increase in interest income, net, in the current year was due primarily to the increase in interest rates over the course of the year.

Income Taxes.    As a result of our significant operating losses in 2004 and 2003, we determined a valuation allowance for our net deferred tax assets was required. As such, our effective income tax rate was 3.6% in 2004, compared to an effective rate of 0.1% in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales.    Net sales declined $23.5 million, or 37.8%, to $38.6 million for the year ended December 31, 2003 from $62.1 million for the year ended December 31, 2002. This decline was primarily due to the continued industry downturn in 2003.

Net sales in our product segment was decreased by $9.5 million, resulting in $20.5 million for year ended December 31, 2003 as compared with $29.9 million for year ended December 31, 2002. At December 31, 2003, our product sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had declined to $596 thousand from $1.3 million at December 31, 2002. We do not anticipate this decline going forward as year-end is typically a budgeting period for our customer base and our customer’s field personnel are awaiting the CAPEX numbers for their region in the upcoming year.

Net sales of our services segment was a decrease of $14 million, resulting in $18.1 million for year ended December 31, 2003. Again, this decline was due to the industry downturn. As of December 31, 2003, our services sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $1.6 million as compared with $2.6 million at December 31, 2002.

Gross Margin.    Gross margin dollars decreased $1.3 million to a negative margin of $15.4 million in 2003 as compared to a negative margin of $14.1 million in 2002. Gross margin as a percentage of net sales declined to a negative 39.8% in 2003 compared to a negative 22.7% in 2002.

The product gross margin decreased to a negative $12.1 million in 2003 as compared to 2002 which had a negative gross margin of $14.4 million. Gross margin as a percentage of product sales declined to negative 59.3% in 2003 as compared to a negative 48.1% in 2002. The negative gross margin is attributed primarily to the lower sales volume due to the continuing downturn in the communications industry, which significantly increased our unabsorbed capacity. In addition, in the second quarter of 2003, the current fair value of machinery and equipment was reviewed and determined that it was impaired per SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, an impairment of $3.3 million was recognized and is included in the gross margin. The Company also recognized an $8.6 million inventory impairment in the second quarter of 2003 as compared with an $8.0 million impairment in the third quarter of 2002. The focus on cost cutting measures and the elimination of facilities have had an impact resulting in a positive gross margin in the fourth quarter of 2003.

The service gross margin decreased to a negative $3.2 million in 2003 as compared to a positive gross margin of $290 thousand in 2002. Gross margin as a percentage of service sales declined to negative 17.8% in 2003 as compared with a positive 0.1% in 2002.

Research, Development and Engineering.    Research, development and engineering expense decreased to $3.8 million in 2003 from $9.7 million in 2002, representing a decrease of $5.9 million. As a percentage of net product sales, research, development and engineering expense decreased to 18.5% in 2003 from 32.5% in 2002. This percentage decrease was largely the result of the continued effort to align costs with the lower sales volume in the last half of 2003. Fourth quarter 2003 research, development, and engineering expenses were $708,000, compared to $1.5 million in the fourth quarter 2002. This represents a 53.9% decrease.

Selling, General and Administrative.    Selling, general and administrative expense decreased to $10.4 million in 2003 from $21.3 million in 2002, representing a decrease of $10.9 million. As a percentage of net sales, selling, general and administrative expense decreased to 26.8% in 2003 from 34.2% in 2002. The product segment also abandoned certain manufacturing software during the fourth quarter of 2002, which resulted in a $2.4 million charge. Excluding the afore mentioned non-recurring item, 2002 selling, general and administrative expense was $18.9 million as compared to $10.4 million in 2003.

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

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of December 31, 2004, available cash and cash equivalents approximated $9.7 million.

Working capital was $23.8 million at December 31, 2004, which represented a working capital ratio of 2.5 to 1, compared to $28.1 million at December 31, 2003. Our investment in inventories and accounts receivables was $15.8 million and $14.5 million at December 31, 2004 and 2003, respectively. Our capital expenditures were $0.2 million, $0.3 million, and $0.9 million in 2004, 2003, and 2002, respectively. Our budgeted capital expenditures for 2005 are $0.6 million as we remain focused on conserving cash. Accounts receivable days sales outstanding stood at 61 days at December 31, 2004, as compared to 57 days at December 31, 2003. At December 31, 2004 inventory days on hand were 188 days, as compared to 150 days on hand at December 31, 2003.

Cash flows used by operating activities were $5.7 million in 2004, an increase of $3.9 million, from cash flows used by operating activities of $1.8 million in 2003. This use of cash was primarily the result of operating losses and the increase in inventory, offset by the reductions in accounts receivable and the sale of assets recognized in 2003.

In August 2001, we entered into adjustable rate industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. The $2.0 million Series A Bonds bear interest at 2.2% at December 31, 2004. The $4.5 million Series B Bonds bear interest at 2.55% at December 31, 2004. We intend to sell the Denver, Colorado facility and pay off these bonds, as we signed a purchase agreement in March 2003. The purchase agreement has been extended per the request of the potential buyer, as the buyer is currently negotiating a lease of the entire facility with a potential tenant. The building continues to be marketed by our realtors. As a result, the Denver facilities and the related bonds will remain classified as a current asset and current liability, respectively in the accompanying consolidated financial statements.

In September 2001, the Board of Directors authorized the repurchase of up to one million common shares in the open market or in private transactions. As of December 31, 2001, we had acquired 408,000 shares at a cost of $1.6 million. During the second quarter of 2002, we acquired 181,112 shares at a cost of $600,000. On July 26, 2002, the Board approved a one million share increase in the program. During the third quarter of 2002, we acquired 795,600 shares at a cost of $1.5 million, and in the fourth quarter of 2002, we acquired 1,000 shares at a cost of $1,470. As of December 31, 2004, we had repurchased a total of 1,385,712 shares at an average price of $2.70 per share. If we decide to repurchase additional shares going forward, we will request authorization from the board. There were no additional shares repurchased in 2004 or 2003.

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. The Company continues to maintain a pledge account at Huntington National Bank (HNB) as collateral for the industrial revenue bonds, as described above. The balance of the restricted cash at HNB is $6.2 million.

We do not currently plan to pay dividends.

We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.

We have capital lease agreements for computer, machinery and office equipment that expire through 2007. Future minimum annual lease payments required during the years ending in 2005 through 2007 are $121,000, $121,000, and $389,000, respectively.

We have operating leases covering certain office facilities, and equipment that expire at various dates through 2009. Future minimum annual lease payments required during the years ending in 2005 through 2009 under non-cancelable operating leases having an original term of more than one year are $407,000, $245,000, $90,000, $92,000 and $47,000, respectively.

The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, and certain other material purchase obligations as of December 31, 2004.

	Contractual Payments Due by Period
	Total	2005	2006	2007	2008	2009	After 2010
	(In thousands)
Debt (1)	$5,860	$240	$250	$270	$280	$290	$4,530
Capital Lease Obligations (2)	631	121	121	389	—	—	—
Operating Lease Payments (3)	881	407	245	90	92	47	—
Other Purchase Obligations	76	38	38	—	—	—	—

Total	$7,448	$806	$654	$749	$372	$337	$4,530

(1)	These amounts are for the industrial revenue bonds, which are backed by standby letter or credits totaling $5.9 million at December 31, 2004, which expire on August 7, 2020. This schedule displays the contractual payment amounts even though the entire amount is classified as a current liability at December 31, 2004. See Note 6 of the Notes to Consolidated Financial Statements for additional information about our debt and related matters.

(2)	See Note 8 of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(3)	Our operating lease obligations are described in Note 8 of the Notes to Consolidated Financial Statements. A portion of these obligations is backed by a letter of credit totaling $194,000 at December 31, 2004, which expires on October 31, 2006.

Impact of New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized as current period charges. The provisions of this statement become effective for fiscal years beginning after June 15, 2005. The statement is not expected to have a material effect on the Company’s financial position, results of operations or cash flow.

In December 2004, FASB issued Statement No. 123R, “Share Based Payment,” a revision of Statement No. 123, “Accounting for Stock Based Compensation:” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. Statement 123R is effective for the first interim or annual period beginning after July 15, 2005. Upon adoption of Statement 123R, amounts previously disclosed under Statement No. 123 will be recorded in the consolidated statement of operations. Consistent with the provisions of the new standard, the Company intends to adopt Statement 123R in the third quarter of 2005. The Company currently measures compensation costs related to its share-based awards under APB 25, as allowed by Statement 123. Information about the fair value of stock options under the Black Sholes model and its proforma impact on the Company’s net loss and loss per share can be found in Note 1 to the financial statements.

Off-Balance Sheet Financings

We do not have any off balance sheet entities or arrangements. All of our subsidiaries are reflected in our financial statements. We do not have any interests in or relationships with any special-purpose entities that are not reflected in our financial statements.

ITEM 7A—QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate or foreign currency transactions. Our foreign currency exposure was immaterial as of December 31, 2004, 2003 and 2002.

Our primary interest rate risk exposure results from our revolving line of credit facility. We had $1.0 borrowings under this facility at December 31, 2004. We currently do not hedge our exposure to floating interest rate risk.

Forward-Looking Statements

We are making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to our business, which involve risks and uncertainties. Forward-looking statements contained herein or in other statements made by us are made based on our management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	general economic, business and market conditions;

•	competition;

•	decreases in spending by our communications industry customers;

•	consolidation in the telecommunication industry;

•	the loss of a major customer or customers;

•	our ability to identify, consummate and integrate the operations of suitable acquisition targets;

•	the impact of changing global, political and economic conditions;

•	our ability to expand our international operations;

•	our relations with our employees;

•	our ability to meet the high standards of quality and reliability that communications service providers expect from communications equipment suppliers;

•	variability in our operating results;

•	our ability to attract and retain key personnel;

•	our ability to keep up with the rapid technological changes, evolving industry standards, changing customer needs and frequent new equipment and service introductions in the communications industry; and

•	our ability to protect our proprietary information.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PECO II, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PECO II, Inc.:

We have audited the accompanying consolidated balance sheet of PECO II, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PECO II, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Columbus, Ohio

March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of PECO II, Inc.

We have audited the accompanying consolidated balance sheets of PECO II, Inc. (an Ohio Corporation) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PECO II, Inc. as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

/s/    GRANT THORNTON LLP

Cleveland, Ohio

January 28, 2004

PECO II, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,723	$17,366
Accounts receivable, net	5,764	5,967
Inventories, net	10,031	8,573
Prepaid expenses and other current assets	527	410
Assets held for sale	4,136	4,136
Restricted cash	9,722	7,148

Total current assets	39,903	43,600

Property and equipment, at cost:
Land and land improvements	254	254
Buildings and building improvements	10,363	9,945
Machinery and equipment	9,255	9,671
Furniture and fixtures	6,237	7,614

	26,109	27,484
Less-accumulated depreciation	(13,832)	(13,422)

Property and equipment, net	12,277	14,062
Other assets:
Goodwill	1,774	7,842
Long term notes receivable	11	20
Investment in joint venture	16	—

Total assets	$53,981	$65,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Industrial revenue bonds	$5,860	$6,080
Borrowings under line of credit	992	—
Capital leases payable	87	158
Accounts payable	2,537	1,113
Accrued compensation expense	1,227	1,492
Accrued income taxes	145	579
Other accrued expenses	5,255	6,030

Total current liabilities	16,103	15,452

Capital leases payable, net of current portion	448	535

Shareholders’ equity:
Common shares, no par value: authorized 50,000,000 shares; 21,566,302 and 22,201,666 shares issued at December 31, 2004 and 2003	2,816	2,816
Additional paid-in capital	110,251	110,726
Retained deficit	(74,597)	(62,327)
Treasury shares, at cost, 635,364 and 847,830 shares at December 31, 2004 and 2003, respectively	(1,040)	(1,678)

Total shareholders’ equity	37,430	49,537

Total liabilities and shareholders’ equity	$53,981	$65,524

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Net sales:
Product	$21,049	$20,470	$29,923
Services	10,515	18,137	32,137

	31,564	38,607	62,060
Cost of goods sold:
Product	17,660	20,682	36,307
Services	9,801	21,357	31,847
Impairment of product segment machinery and equipment	—	3,300	—
Inventory impairment	—	8,633	8,000

	27,461	53,972	76,154
Gross margin:
Product	3,389	(12,145)	(14,384)
Services	714	(3,220)	290

	4,103	(15,365)	(14,094)
Operating expenses:
Research, development and engineering	2,956	3,786	9,729
Selling, general and administrative	7,958	10,350	21,269
Impairment of service segment goodwill	5,987	5,700	—
Real estate impairment	—	1,203	2,000

	16,901	21,039	32,998

Loss from operations	(12,798)	(36,404)	(47,092)
Loss from joint venture	(84)	—	—

Loss from operations after joint venture	(12,882)	(36,404)	(47,092)
Interest income, net	149	91	308

Loss before income taxes and before cumulative effect of accounting change	(12,733)	(36,313)	(46,784)
Benefit (provision) for income taxes	(463)	54	(6,916)

Loss before cumulative effect of accounting change	(12,270)	(36,367)	(39,868)
Impairment of goodwill	—	—	(1,835)

Net loss	$(12,270)	$(36,367)	$(41,703)

Net loss per common share before cumulative effect of accounting change:
Basic	$(0.57)	$(1.72)	$(1.85)

Diluted	$(0.57)	$(1.72)	$(1.85)

Net loss per common share after cumulative effect of accounting change:
Basic	$(0.57)	$(1.72)	$(1.94)

Diluted	$(0.57)	$(1.72)	$(1.94)

Weighted average common shares outstanding:
Basic	21,488	21,220	21,506
Diluted	21,488	21,220	21,506

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Shares		Additional Paid-In Capital	Retained Earnings / (Deficit)	Treasury Shares		Total
	Number	Amount			Number	Amount
Balance, December 31, 2001	22,201,666	$2,816	$111,731	$15,743	(354,186)	$(1,406)	$128,884
Stock options and stock purchase plans	—	—	(662)	—	271,871	1,103	441
Purchase of treasury shares	—	—	—	—	(977,712)	(2,101)	(2,101)
Stock compensation expense, net	—	—	266	—	—	—	266
Net loss	—	—	—	(41,703)	—	—	(41,703)

Balance, December 31, 2002	22,201,666	2,816	111,335	(25,960)	(1,060,027)	(2,404)	85,787
Stock options and stock purchase plans	—	—	(609)	—	212,197	726	117
Net loss	—	—	—	(36,367)	—	—	(36,367)

Balance, December 31, 2003	22,201,666	2,816	110,726	(62,327)	(847,830)	(1,678)	49,537
Stock options and stock purchase plans	—	—	(475)	—	212,466	638	163
Net loss	—	—	—	(12,270)	—	—	(12,270)

Balance, December 31, 2004	22,201,666	$2,816	$110,251	$(74,597)	(635,364)	$(1,040)	$37,430

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,270)	$(36,367)	$(41,703)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,578	2,234	3,799
Goodwill impairment	5,987	5,700	1,835
Goodwill tax adjustment	81	—	—
Loss on disposals of property and equipment	287	442	2,495
Loss from joint venture	84	—	—
Deferred income taxes	—	—	5,963
Inventory impairment	—	8,633	8,000
Real estate impairment	—	1,203	2,000
Impairment of product segment machinery and equipment	—	3,300	—
Stock compensation expense	—	—	266
Working capital changes:
Accounts and notes receivable	212	1,849	5,825
Inventories	(1,458)	1,532	2,785
Prepaid expenses and other current assets	(117)	643	122
Accounts payable, other accrued expenses and accrued income taxes	215	9,173	(13,793)
Accrued compensation expense	(265)	(95)	(1,386)

Net cash used for operating activities	(5,666)	(1,753)	(23,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(184)	(282)	(862)
Proceeds from sale of property and equipment	104	4,280	2,808

Net cash used for investing activities	(80)	3,998	1,946

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond and lines of credit	(2,574)	(7,011)	5
Net borrowings under lines of credit	992	—	—
Investment in joint venture	(100)	—	—
Repayments of long-term debt and capital leases	(378)	(3,659)	(632)
Proceeds from issuance of common shares—ESPP	81	117	441
Proceeds from issuance of common shares—options exercised	82	—	—
Purchase of treasury shares	—	—	(2,101)

Net cash used for financing activities	(1,897)	(10,553)	(2,287)

Net decrease in cash	(7,643)	(8,308)	(24,133)
Cash and cash equivalents at beginning of period	17,366	25,674	49,807

Cash and cash equivalents at end of period	$9,723	$17,366	$25,674

Supplemental Disclosure of Cash Flow Information:
Income taxes paid/(refunded)	$35	$(12,390)	$(5,329)
Interest paid	151	205	330

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

Nature of Business

The Company provides engineering and installation on-site services and designs; manufactures and markets communications power systems and equipment; and offers systems integration products and related services for the communications industry. The Company operates in two business segments: product and services. The products and services offered include power systems, power distribution equipment, engineering and installation services, and system integration products.

Cash and Cash Equivalents

Cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash and have original maturities of three months or less. At December 31, 2004 and 2003, the Company had cash equivalents of $9,691 and $15,264, respectively.

Restricted Cash

At December 31, 2004, our restricted cash was $9,722. This restricted cash total consists of collateral for the $3.5 million line of credit from National City Bank and a deposit account at Huntington National Bank as collateral for the industrial revenue bonds for $6.2 million and a letter of credit for an IBM operating lease.

Allowance for Doubtful Accounts

The Company grants credit on open accounts to its customers, substantially all of whom are in the telecommunication industry. Due to the nature of its customer base, the Company’s historical credit risk has been low. The Company generally requires payment within thirty days from delivery and has not provided extended payment terms under any type of vendor financing arrangements. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates necessary allowances based on its analysis of customers’ outstanding receivables at the individual invoice level, the customers’ payment history and any other known factors concerning their current financial condition and ability to pay. After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance. Accounts receivable are net of the allowance for doubtful accounts of $68 and $576 at December 31, 2004 and 2003, respectively.

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

Equipment under capital leases is amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets. Depreciation for the years ended December 31, 2004, 2003, and 2002, is $1,578, $2,234, and $3,799, respectively.

Assets Held for Sale

In March of 2003, the Company listed the new corporate headquarters shell and new manufacturing facility in Galion, Ohio for sale. An impairment charge of $1,096 was recognized in 2003 to reflect the assets held for sale at their estimated realizable values based upon market conditions. On December 31, 2003, it was determined that these buildings will probably not sell until the four-lane highway extension of U.S. 30 within a half mile of the facility is completed, which is expected in 2005. The buildings were reclassified to property and equipment at December 31, 2003 and depreciation expense was adjusted accordingly. The Company continues to market the buildings.

During the fourth quarter of 2002, the Company listed the Denver, Colorado facility for sale. The land, building and building improvements have been classified as assets held for sale beginning as of December 31, 2002. The Company recorded an asset impairment charge in 2002 of $2.0 million to reflect the assets held for sale at their estimated realizable values based upon market conditions.

In March 2004, we signed a sale agreement related to our Denver, Colorado facility. The buyer requested the purchase agreement to be extended as they are negotiating with a potential tenant toward finalization of a lease. When the terms of the lease agreement are agreed upon, the potential buyer is expected to complete the sale. Meanwhile, our realtors continue to market the building in lieu of the absence of a final sale.

Goodwill

An annual review of goodwill is prepared as of October 31 of each year. An independent third party perfected the review of goodwill that is attributed to the Company’s service segment as of October 31, 2004. The review resulted in $6.0 million impairment. There were two valuations performed in 2003, the first was at the request of new management as of May 2003 to get a sense of the current condition of the Company, and the second was to conform with the annual valuation period. An independent third party performed a review as of October 31, 2003 and determined that there was no further impairment of good for 2003 about the initial impairment of $5.7 million that was recorded in the second quarter of 2003, which was the result of continued revenue decline in our service segment. The aggregate total of impairment for years 2004 and 2003 is $11.7 million.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

The Company’s assessment of goodwill is based on the requirements of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires management to estimate the fair value of the Company and its reporting units. Determination of fair value is de pendent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For goodwill, any one of a number of future events, including a continued telecommunication industry downturn, could cause the Company to conclude that impairment indicators exist and the carrying value of these assets cannot be recovered.

Other Accrued Expenses

Other accrued expenses at December 31, 2004 and 2003 consist of the following:

	December 31,
	2004	2003
Litigation accrual	$2,883	$2,909
Taxes, other than income taxes	949	1,333
Accrued warranty costs	701	834
Unearned gain on sale and lease back	148	241
Other	574	713

Total	$5,255	$6,030

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

The changes in the Company’s accrued product warranty costs are as follows:

	December 31,
	2004	2003
Accrued warranty costs, beginning of year	$834	$560
Expense	302	659
Warranty claims	(435)	(385)

Accrued warranty costs, end of year	$701	$834

Revenue Recognition

Revenue is recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104. Revenues are recognized when customer orders are completed and shipped. Sales of equipment where the Company also performs installation are deferred until installation is complete. Revenues on engineering and installation contracts and the costs for services performed are recorded as the work progresses on a percentage of completion basis. Accruals for the cost of product warranties are maintained for anticipated future claims.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Research and Product Development Costs

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred.

Investment in Joint Venture

In May 2004, PECO II Global Services, Inc. (PGS), a wholly owned subsidiary of PECO II, Inc., formed a joint venture with b+w Electronics Systems Verwaltung-GmbH (BWESV), a German corporation. The new joint venture, name b+w II, Inc., is 50 percent owned by PGS and 50 percent owned by BWESV. This joint venture represents progress in the Company’s efforts to establish worldwide relationships in pursuit of specially selected projects associated with system and service opportunities in the telecommunications sector. This investment is accounted for under the equity method. Under this method, the investment is initially recorded at cost and is adjusted for contributions and distributions and the Company’s share of earnings or losses.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Impairment or Disposal of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, trade accounts receivable, accounts payable, borrowings under lines of credit and long-term debt. The Company does not hold or issue financial instruments for trading purposes. All financial instruments are considered to have a fair value, which approximates carrying value at December 31, 2004 and 2003. Financial instruments that potentially subject the Company to concentration of credit risk consist of trade accounts receivable. Trade accounts receivable due from three customers at December 31, 2004 and 2003 was $3,264 and $3,090, respectively, which accounted for 56.6% and 51.8% of total accounts receivable due at these dates.

Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for employee and director stock option grants under its stock option plans and for

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

stock purchases under its employee stock purchase plan in accordance with the intrinsic value-based method of accounting prescribed by Accounting Principles Board (or “APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, no compensation costs have been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan. Stock expense in 2002 is the result of stock options issued prior to the Company’s IPO in August 2000 with an exercise price below the underlying stock’s market price. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” using the assumptions described in Note 10, to its stock-based employee plans.

	Year ending December 31,
	2004	2003	2002
Net loss, as reported	$(12,270)	$(36,367)	$(41,703)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	12
Less: Stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(415)	(550)	(595)

Pro forma net loss	$(12,685)	$(36,917)	$(42,286)

Loss per share
Basic—as reported	$(0.57)	$(1.72)	$(1.94)

Basic—pro forma	$(0.59)	$(1.74)	$(1.97)

Diluted—as reported	$(0.57)	$(1.72)	$(1.94)

Diluted—pro forma	$(0.59)	$(1.74)	$(1.97)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory obsolescence, depreciation and amortizations, sales returns, warranty costs, taxes and contingencies. Actual results could differ from those estimates.

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses of $12,270 in 2004, $36,367 in 2003 and $41,703 in 2002 and at December 31, 2004 had a retained deficit of $74,597. The Company utilized $5,666 of cash for operating activities in 2004 and $1,753 in 2003. As of December 31, 2004, the Company has $19,445 of cash of which $9,722 is restricted for its outstanding industrial revenue bonds and as collateral on the Company’s line of credit agreement. The Company signed a conventional loan with National City Bank as of October 18, 2004. The agreement is for a $3.5 million line of credit and a $3.5 million deposit account as collateral for the line of credit. There was an outstanding balance of $992 on this line of credit as of December 31, 2004. Additionally, management continues to pursue the sale of the Denver, Colorado facility and has extended the purchase agreement with a potential buyer.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Based on available funds, current plans and increasingly opportunistic business conditions, management believes that the Company’s available cash, borrowings and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.    Segment Information

In accordance with the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has identified two reportable segments: product and service. These two segments reflect the organization used by our management for internal reporting. The product segment consists of manufacturing operations and the production of power plants, rectifiers and power distribution equipment. The service segment consists primarily of telecommunications contract, engineering, and installation services.

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

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

The following table summaries certain information regarding segments of the Company’s operations for the years ended December 31, 2004, 2003, and 2002:

	Year ending December 31,
	2004	2003	2002
	(in thousands)
Net Sales:
Product	$21,049	$20,470	$29,923
Services	10,515	18,137	32,137

	$31,564	$38,607	$62,060

Loss from operations:
Product	$(2,921)	$(24,264)	$(44,712)
Services	(9,877)	(12,103)	(4,215)

	$(12,798)	$(36,367)	$(48,927)

Identifiable assets:
Product	$51,003	$55,444	$89,806
Services	2,978	10,080	19,050

	$53,981	$65,524	$108,856

Depreciation and amortization expense:
Product	$1,488	$2,078	$3,684
Services	90	156	115

	$1,578	$2,234	$3,799

Capital expenditures:
Product	$184	$282	$599
Services	—	—	263

	$184	$282	$862

3.    Loss Per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for twelve months ended December 31, 2004, 2003, and 2002, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the twelve months ended December 31, 2004, 2003, and 2002 were 777,500, 530,000, and 0, respectively.

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at December 31, 2004, 2003, and 2002 which were excluded because they were out-of-the-money were 1,259,987, 1,048,286, and 1,410,340, respectively.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statement as follows:

	2004		2003		2002
(In thousands)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Outstanding shares	21,566	21,566	21,354	21,354	21,142	21,142
Effect of weighting changes in outstanding shares	(78)	(78)	(134)	(134)	364	364

Weighted average in outstanding shares	21,488	21,488	21,220	21,220	21,506	21,506

4.    Goodwill

In the fourth quarter of 2004, management adjusted a tax contingency accrual associated with the acquisition of Thornton Communications Co. by $81. In accordance with generally accepted accounting principles, this amount was recorded as an adjustment to goodwill.

As of October 31, 2004, the Company had an independent third party review goodwill. It was determined the goodwill was impaired and resulted in an impairment write down of $5,987.

In aggregate, there has been $13,522 of impairment losses recognized that consists of $11,687 for service and $1,835 for product.

As of October 31, 2003, the Company had an independent third party perform a review and determined that there was no further impairment.

As of June 30, 2003, the Company had an independent third party review goodwill attributed to the service segment. The result was a $5,700 impairment. An annual review of goodwill is further required at the end of October each year.

When FASB issued SFAS No. 141, “Business Combinations” and SFAS No 142 “Goodwill and Other Intangible Assets,” our statements required modifications relative to our accounting for goodwill and other intangible assets. This resulted in an impairment charge of $1,835 associated with goodwill which was recognized in the first quarter of 2002 as a cumulative effect of an accounting change. However, the impairment test for the service reporting unit acquired in 2001 indicated that there was no impairment as of June 30, 2002.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Effective January 1, 2002, with the adoption of SFAS No. 142, the company ceased goodwill and certain intangible asset amortization. As a result of this adoption, the carrying value of the remaining goodwill was tested for impairment annually or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

As of January 1, 2002, the carrying value of goodwill was $15,377 and was assigned to the product ($1,835) and the service ($13,542) reporting units.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

On August 7, 2001, the Company acquired the assets of JNB Communications Inc., a South Carolina-based provider of telecommunications installation services for $1,800. The investment in excess of the fair market value of assets purchased was approximately $1,800.

On June 6, 2001, the Company acquired all of the common stock of Thornton Communications Co., Inc. of Bristol, Tennessee, a telecommunications provider of contract and engineering, furnishing and installation services for approximately $13,000, of which $3,400 was cash and the remaining consideration was 886,000 shares of the Company’s common stock at $10.76 per share. The investment in excess of the fair market value of assets purchased was approximately $12,400.

Impairment testing for goodwill is done at a reporting unit level. Currently, the Company has identified two reporting units (product and services) under the criteria set forth by SFAS No. 142. An impairment loss may be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

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

5.    Inventories

Inventories are summarized as follows:

	December 31,
	2004	2003
Raw materials	$8,585	$7,749
Work-in-process	927	134
Finished goods	519	690

	$10,031	$8,573

6.    Line of Credit and Long-Term Debt

On October 18, 2004, the Company executed an agreement for a conventional line of credit agreement and a deposit account as collateral for the line of credit. There were no line of credit covenants. As of December 31, 2004, there was a balance of $992 thousand. The weighted average interest rate on this balance was 3.88% at December 31, 2004.

A summary of the Company’s long-term debt outstanding is as follows:

	December 31,
	2004	2003
Industrial revenue bonds for $6,500 from the county of Arapahoe, Colorado; $2,000 Series A Bonds due August 2021, adjustable rate interest at 2.2%; $4,500 Series B Bonds due August 2017, adjustable rate interest at 2.55%	$5,860	$6,080

Total	5,860	6,080
Less—current portion	5,860	6,080

	$—	$—

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

During the third quarter of 2003, the Company sold the Nashua, New Hampshire facility for $3,850. In connection with the sale, the Company has agreed to leaseback 25,000 square feet of this facility through August 31, 2006. This transaction resulted in a gain of $280 that was deferred and will be recognized over the term of the lease. The sale of the Nashua, New Hampshire facility also resulted in the payoff of the $3,500 state of New Hampshire industrial revenue bonds and the release of $3,100 of restricted cash.

7.    Asset Impairment Charges

In the second quarter of 2003, machinery and equipment was reviewed, under the guidelines of SFAS No. 144. It was determined that the current fair value was impaired, and an impairment of $3,300 was recognized. During 2004, the Company again performed an evaluation of its existing operations and determined there was no further impairment.

8.    Lease Commitments

The Company leases computers, machinery and office equipment under capital lease agreements that expire through the year 2007. The amount of the capital leases included in property and equipment at December 31, 2004 and 2003 is summarized as follows:

	December 31,
	2004	2003
Furniture and equipment	$903	$1,947
Less-accumulated depreciation	611	1,240

	$292	$707

The Company has operating leases covering certain office facilities and equipment that expire at various dates through 2009. The future minimum capital and operating lease payments for years ending December 31 are as follows:

	Capital Leases	Operating Leases
2005	$121	$407
2006	121	245
2007	389	90
2008	—	92
2009 and thereafter	—	47

Total minimum lease payments	631	881

Less—amounts representing interest	96

Present value of future minimum lease payments	535
Less—current maturities	87

Long-term capital leases	$448

A portion of the operating lease is backed by a letter of credit totaling $194,000 at December 31, 2004, which expires on October 31, 2006. The letter of credit is secured by restricted cash in the Huntington National Bank account.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Aggregate rental expense on noncancelable operating leases for the years ended in 2004, 2003, and 2002, approximated $407, $595 and $769, respectively.

9.    Contingencies

The Company is a party to legal proceedings and litigation, which have arisen in the ordinary course of business or assumed in connection with an acquisition. Although the outcome of such items cannot be determined, management believes the amount of additional costs in excess of recorded amounts should not materially affect the financial position or results of operations of the Company.

10.    Stock Option Plans

In June 2000, the 2000 Performance Plan was adopted and approved by our shareholders for the issuance of up to 2,500,000 common shares. In addition, the Company has two nonqualified stock option plans for employees, adopted in 1995 and 1997, and each plan reserved 2,500,000 shares of the Company’s stock for issuance. The shares authorized under the 1995 stock option plan are expired and unissuable. The shares authorized under the 1997 stock option plan have been granted, with 36,200 options remaining issuable until May 8, 2005. These plans provide for awarding stock options to employees and contain provisions under which employees may be granted stock options in lieu of a portion of their compensation, subject to the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the Company’s common stock at the date of grant, generally vest over three to four years, and must be exercised within five years from the grant date. At the May 2004 annual meeting, shareholders voted to approve an amendment to the 2000 Performance Plan (as amended, the “2000 Plan”), which would provide for the issuance of up to an additional 2,500,000 common shares.

Information relating to the Company’s outstanding option plans is as follows:

	Total Options	Option Price	Weighted Average Option Price
Shares under option at December 31, 2001	1,619,607	$0.94 – $20.125	$11.12
Granted	143,400	1.90 – 6.25	6.16
Forfeited/canceled	(275,267)	0.94 – 20.125	10.34
Exercised	(77,400)	0.94 – 2.80	1.82

Shares under options at December 31, 2002	1,410,340	2.20 – 20.125	11.34
Granted	1,140,000	0.66 – 1.15	0.72
Forfeited/canceled	(972,054)	2.20 – 20.125	12.04
Exercised	—	—	—

Shares under options at December 31, 2003	1,578,286	0.66 – 20.125	3.19

Granted	917,500	0.81 – 1.22	1.11
Forfeited/canceled	(333,299)	0.66 – 20.125	2.99
Exercised	(125,000)	0.66 – 0.67	0.66

Shares under options at December 31, 2004	2,037,487	0.66 – 20.125	2.2497

Options exercisable at December 31, 2004	1,097,916	0.66 – 20.125	3.184

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Under the 2000 Plan, 2,873,713 shares are available for issuance. The following table summarizes information about options outstanding at December 31, 2004:

Exercise Price	Outstanding Options			Options Exercisable
	Number of Shares	WT-Ave Remaining Contractual Life	WT-Ave Exercise Price	Number of Shares	WT-Ave Exercise Price
$0.6600	777,500	3.46	$0.6600	777,500	$0.6600
0.8100	200,000	4.84	0.8100	—
0.9500	7,500	4.87	0.9500	—
1.1500	140,000	4.00	1.1500	35,000	1.1500
1.1800	447,500	4.20	1.1800	30,000	1.1800
1.2200	200,000	4.33	1.2200
1.9010	3,000	2.56	1.9010	1,500	1.9010
6.2500	39,500	0.01	6.2500	39,500	6.2500
6.3700	95,513	1.54	6.3700	90,794	6.3700
9.8125	14,000	1.21	9.8125	10,500	9.8125
15.0000	53,400	0.37	15.0000	53,400	15.0000
16.2500	7,885	0.93	16.2500	7,885	16.2500
18.0000	250	1.06	18.0000	188	18.0000
20.1250	51,439	0.89	20.1250	51,649	20.1250
Totals/Ave	2,037,487	3.56	2.2497	1,097,916	3.1840

The Company has elected to use the disclosure only method of complying with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of each option granted under the Company’s Plans are estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in fiscal years 2004, 2003, and 2002, respectively: dividend yield of 0%, expected volatility of 112.31%, 109.16%, and 76.53%, risk-free interest rates of 2.79%, 2.22%, and 4.02%, and an expected life of the options of 3.06 years for 2004, 5 years for 2003, and 2.3 years for 2002.. The weighted average fair value on the date of grant for options granted during fiscal years 2004, 2003, and 2002 were $0.76, $1.29, and $9.03, respectively.

The Company has elected to use the disclosure only method of complying with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of each share purchased under the Company’s Employee Stock Purchase Plan is estimated as of the date of the purchase using the Black-Scholes option pricing model with the following weighted average assumptions used for stock purchased in the fiscal year 2004: dividend yield of 0%, expected volatility of 108.76, risk-free interest rate of 3.386%, and an expected life of the shares of 0.5 years for 2004.

11.    Employee Benefit Plans

The Company has a 401(k)/Profit Sharing Plan. Under the Plan, eligible employees, as defined, may contribute up to 15% of their compensation subject to certain limitations. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. No contributions were made by the Company in 2004, 2003, and 2002.

In April 2001, the Company’s shareholders approved the 2000 Employee Stock Purchase Plan and reserved for issuance an aggregate of one million common shares. The Plan allows eligible employees to purchase

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

common shares through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The Plan will terminate when all or substantially all of the common shares reserved for purposes of the plan have been purchased. During 2004, 2003, and 2002, 87,466, 193,197, and 194,471 shares, respectively, have been issued under the plan and 373,536 shares were available for future issuance.

12.    Income Taxes

The Company accounts for income taxes using the provisions of SFAS No. 109, “Accounting For Income Taxes.” Deferred income taxes reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. The components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

	2004	2003	2002
Current tax expense:
Federal	$(363)	$—	$(13,101)
State	(100)	54	222

Total current	(463)	54	(12,879)

Deferred tax expense:
Federal	—	—	4,774
State	—	—	1,189

Total deferred	—	—	5,963

Total provision (benefit) for income taxes	$(463)	$54	$(6,916)

A reconciliation of the federal statutory and effective income tax for the years ended December 31, follows:

	2004	2003	2002
Income (loss) before income taxes	$(12,733)	$(36,313)	$(46,784)

Computed tax at the expected federal statutory rate	(4,329)	(12,346)	$(15,907)
State and local income taxes, net of federal income tax effect	83	54	2,135
Change in valuation allowance	2,782	12,346	6,856
Meals and entertainment expenses	31	—	—
Tax contingency reserve adjustment	(588)	—	—
Goodwill	1,607	—	—
Other	(49)	—	—

Income tax expense (benefit)	$(463)	$54	$(6,916)

Effective income tax (benefit) rate	(3.6)%	0.1%	(14.8)%

The Company has reserves for federal or state taxes that may become payable in future years as a result of alternative tax treatments. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

A detailed summary of the deferred tax assets and liabilities at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

	2004	2003
Deferred tax assets:
Net operating loss and credit carryforwards	$15,503	$11,637
Accrued compensation	299	822
Accrued expenses	9	54
Inventory	1,571	3,303
Warranty accrual	266	334
Litigation accrual	1,095	1,164
Asset impairment	2,468	2,601
Allowance for doubtful accounts	26	229
Customer relationship amortization	982	1,126
Other	886	767

Total deferred tax assets	23,105	22,037

Deferred tax liabilities:
Depreciation	2,104	2,188
Purchase accounting liabilities	—	404
Other	14	12

Total deferred tax liabilities	2,118	2,604

Deferred tax assets net of liabilities	20,987	19,433
Valuation allowance	(20,987)	(19,433)

Net deferred tax asset	$—	$—

At December 31, 2004, the Company has federal tax loss carryforwards of $37,851. The federal tax loss carryforwards expire in 2022 through 2024. The Company also has federal tax credit carryforwards of approximately $827.

The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. As a result of operating losses during 2004, 2003 and 2002, trends and forecasted earnings, management determined that it is more likely than not that some portion or all of its net deferred tax asset may not be recognized and a valuation allowance was required for deferred tax assets. During 2004, management adjusted deferred tax asset values, which impacted the valuation allowance with no impact to operating loss for 2004.

13.    Treasury Shares

In September 2001, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. As of December 31, 2001, the Company had acquired 408,000 shares at a cost of $1,642. During the second quarter of 2002 the Company acquired 181,112 shares at a cost of $600. On July 26, 2002, the Board approved a one million share increase in the program. During the third quarter of 2002 the Company acquired 795,600 shares at a cost of $1,500, and in the fourth quarter the Company acquired 1,000 shares at a cost of $1. During 2004, no additional purchases were made. As of December 31, 2004 the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share. Going forward, the Company will return to the Board for authorization to repurchase shares on the open market and will considered the prior authorization final as of December 2004.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

14.    Significant Customers

Sales to the top four customers amounted to $10,538, $3,576, $3,559, and $3,227 and comprised approximately 33%, 11%, 11% and 10%, respectively, of consolidated net sales for 2004.

Sales to the top four customers amounted to $7,005, $5,170, $4,927, and $4,551 and comprised approximately 18%, 13%, 13% and 12%, respectively, of consolidated net sales for 2003.

Sales to the top three customers amounted to $23,401, $10,799 and $4,080 and comprised approximately 38%, 17% and 7%, respectively, of consolidated net sales for 2002.

15.    Quarterly Results of Operations-(Unaudited)

The following table shows unaudited quarterly results of operations for the period indicated. We have prepared this quarterly information on a basis consistent with the audited consolidated financial statements and management believes it includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown.

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(In thousands except per share data)
Statement of Operations Data:
Net sales	$11,110	$9,859	$8,513	$9,125	$6,574	$7,189	$9,198	$8,603
Cost of good sold	12,715	11,183	9,602	8,539	6,952	6,629	7,158	6,722
Impairment of product segment machinery and equipment	—	3,300	—	—	—	—	—	—
Inventory impairment	—	8,633	—	—	—	—	—	—

Gross margin	(1,605)	(13,257)	(1,089)	586	(378)	560	2,040	1,881
Operating expenses:
Research, development and engineering	1,195	1,038	845	708	748	704	732	772
Selling, general and administrative	3,138	2,818	2,141	2,253	1,932	2,196	1,860	1,970
Impairment of service segment goodwill and other intangibles	—	5,700	—	—	—	—	—	5,987
Real estate impairment	1,096	—	—	107	—	—	—	—

	5,429	9,556	2,986	3,068	2,680	2,900	2,592	8,729

Loss from operations	(7,034)	(22,813)	(4,075)	(2,482)	(3,058)	(2,340)	(552)	(6,848)
Loss from joint venture	—	—	—	—	—	(57)	(27)	—

Loss from operations after joint venture	(7,034)	(22,813)	(4,075)	(2,482)	(3,058)	(2,397)	(579)	(6,848)
Interest income, net	17	35	9	30	25	27	44	53

Loss before income taxes	(7,017)	(22,778)	(4,066)	(2,452)	(3,033)	(2,370)	(535)	(6,795)
Provision (benefit) for income taxes	27	27	—	—	20	(363)	(86)	(34)

Net loss	$(7,044)	$(22,805)	$(4,066)	$(2,452)	$(3,053)	$(2,007)	$(449)	$(6,761)

Net loss per common share:
Basic	$(0.33)	$(1.08)	$(0.19)	$(0.12)	$(0.14)	$(0.09)	$(0.02)	$(0.31)

Diluted	$(0.33)	$(1.08)	$(0.19)	$(0.12)	$(0.14)	$(0.09)	$(0.02)	$(0.31)

Weighted average number of common shares:
Basic	21,142	21,177	21,241	21,295	21,402	21,486	21,522	21,538

Diluted	21,142	21,177	21,241	21,295	21,402	21,486	21,522	21,538

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 24, 2002, our Board of Directors, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as our independent public accountants, and engaged Grant Thornton LLP to serve as our independent auditors for the year ended December 31, 2002. For more information, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2002. As mentioned in the Form 8-K filed, there were no disagreements with Arthur Andersen LLP.

On March 29, 2004, our Board of Directors, upon recommendation of its Audit Committee, dismissed Grant Thornton LLP as our independent public accountants, and engaged KPMG LLP to serve as our independent auditors for the year ended December 31, 2004. For more information, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2004 and April 6, 2004. As mentioned in the Form 8-K filed, there were no disagreements with Grant Thornton LLP.

ITEM 9A—CONTROLS AND PROCEDURES

Overview

In connection with the preparation of this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting. As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The identified material weakness in our internal control over financial reporting relates to insufficient controls over the identification of relevant revenue recognition issues in our contracts with our customers and resulted in adjustments being recorded in our financial statements for the year ended December 31, 2004. Our management discussed the material weakness with our independent registered public accounting firm, KPMG LLP, and the Audit Committee of our Company’s Board of Directors on March 25, 2005.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, which included the matters discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K.

Remediation

We are in the process of improving our internal controls by establishing additional policies and enhancing the procedures that we will follow with respect to the identification of relevant revenue recognition issues in our

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

contracts with our customers. As part of this process, our management intends to hire an external consultant to assist in reviewing and testing our internal controls. Additional work is needed to fully remedy this material weakness and we intend to continue our efforts to fully remedy this situation; however, we cannot assure you when the material weakness identified above will be corrected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

Currently, the Company has no other information.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2005 Annual Meeting of Shareholders, to be held on May 26, 2005 (the “2005 Proxy Statement”), is incorporated herein by reference.

We have adopted the PECO II, Inc. Code of Conduct and Ethics, which applies to all of our directors, officers and employees. Our code is publicly available on our website at www.peco2.com. If we make any substantive amendments to our code or grant any waivers, including any implicit waivers, from a provision of our code to any director or executive officer, we will disclose the nature of such amendment on our website and any waiver in a Current Report on Form 8-K.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to “Board of Directors Meetings and Corporate Governance Matters” and “Executive Compensation” in the 2005 Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Share Ownership of Principal Holders and Management” in the Proxy Statement and “Executive Compensation- Equity Compensation Plan Information”.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to “Certain Relationships and Related Transactions” in the 2005 Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by these items is incorporated herein by reference to “Registered Independent Public Accounting Firm” in the 2005 Proxy Statement.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) (1)  Financial Statements—See Index to Financial Statements at Item 8 of this report.

(a) (2)  Financial Statement Schedules.

Reports of Independent Registered Public Accounting Firms—See page S-1 of this report Schedule II: Valuation and Qualifying Accounts—See page S-2 of this report.

(a) (3) Exhibits.

See the “Exhibit Index” at page E-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, INC.

	By:	/s/ JAMES L. GREEN
James L. Green
March 31, 2005		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW P. SMITH Matthew P. Smith	Chairman of the Board	March 31, 2005

/s/ LUCILLE GARBER FORD Lucille Garber Ford	Director	March 31, 2005

/s/ JAMES L. GREEN James L. Green	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2005

/s/ E. RICHARD HOTTENROTH Richard Hottenroth	Director	March 31, 2005

/s/ TRYGVE A. IVESDAL Trygve A. Ivesdal	Director	March 31, 2005

/s/ EUGENE V. SMITH Eugene V. Smith	Director	March 31, 2005

/s/ GEORGE J. DALLAS George J. Dallas	Director	March 31, 2005

/s/ MARK R. MCBRIDE Mark R. McBride	Director	March 31, 2005

/s/ R. LOUIS SCHNEEBERGER R. Louis Schneeberger	Director	March 31, 2005

/s/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	March 31, 2005

/s/ SANDRA A. FRANKHOUSE Sandra A. Frankhouse	Chief Financial Officer / Treasurer / Secretary (Principal Financial and Accounting Officer)	March 31, 2005

CERTIFICATION

I, James L. Green, certify that:

1.	I have reviewed this annual report on Form 10-K of PECO II, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2005

/s/ James L. Green
James L. Green, President and Chief Executive Officer

CERTIFICATION

I, Sandra A. Frankhouse, certify that:

1.	I have reviewed this annual report on Form 10-K of PECO II, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2005

/s/ Sandra A. Frankhouse
Sandra A. Frankhouse, Chief Financial Officer

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders

PECO II, Inc.:

Under date of March 30, 2005, we reported on the consolidated balance sheet of PECO II, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004, which are included herein. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Columbus, Ohio

March 30, 2005

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Shareholders and Board of Directors of PECO II, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of PECO II, Inc. as of December 31, 2003 and 2002, referred to in our report dated January 28, 2004, which is incorporated in this form 10-K. Our report on the consolidated financial statements includes an explanatory paragraph, which discusses the change in the method of accounting for goodwill and other intangible assets in 2002 as discussed in Note 1 to the consolidated financial statements. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

January 28, 2004

PECO II, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to (Reversed) Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2002	768	957	1,048	677
Year ended December 31, 2003	677	4	105	576
Year ended December 31, 2004	576	(500)	8	68

Accrued warranty costs:
Year ended December 31, 2002	679	21	140	560
Year ended December 31, 2003	560	659	385	834
Year ended December 31, 2004	834	302	435	701

EXHIBIT INDEX

Exhibit No.	Description

3.1 (i)	Amended and Restated Articles of Incorporation of the Company(A)

3.1 (ii)	Amended and Restated Code of Regulations of the Company(A)

4.1	Specimen certificate for the common shares, without par value, of the Company(A)

10.1.1	Loan Agreement, dated as of August 1, 2001, between PECO II, Inc. and the County of Arapahoe, Colorado(C)

10.1.2	Bond Purchase Agreement, dated August 8, 2001, among PECO II, Inc., The Huntington National Bank, Huntington Capital Corp. and the County of Arapahoe, Colorado(C)

10.1.3	Trust Indenture, dated as of August 1, 2001, between The Huntington National Bank and the County of Arapahoe, Colorado(C)

101.4	Reimbursement Agreement, dated August 1, 2001, between PECO II, Inc. and The Huntington National Bank(C)

10.2.1	Security Agreement, dated October 15, 2004, between PECO II, Inc. and National City Bank(B)

10.2.2	Promissory Note, dated October 15, 2004, between PECO II, Inc. and National City Bank as lender(B)

*10.3	Amended and Restated 1995 Non-Qualified Stock Option Plan of the Company(A)

*10.4	Amended and Restated 1997 Non-Qualified Stock Option Plan of the Company(A)

*10.5	Form of Stock Option Agreement for Amended and Restated 1995 Non-Qualified Stock Option Plan of the Company and Amended and Restated 1997 Non-Qualified Stock Option Plan of the Company(A)

*10.6.1	2000 Performance Plan of the Company(A)

*10.6.2	Amendment 1 to 2000 Performance Plan of the Company(D)

*10.7	Form of Stock Option Agreement for 2000 Performance Plan of the Company(A)

*10.8	Form of Indemnification Agreement(A)

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Rule 13a-14(a) Certification of Chief Financial Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act

**32.1	Section 1350 Certification of Chief Executive Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act

**32.2	Section 1350 Certification of Chief Financial Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act

*	Management contract or compensation plan or arrangement identified pursuant to Item 14 (c) of this Form 10-K.
**	Furnished with this Annual Report on Form 10-K.

(A)	Incorporated by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-37566) and the amendments thereto.

E-1

(B)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 18, 2004 and filed on November 10, 2004.

(C)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and filed on November 5, 2001.

(D)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Shareholders Meeting on April 29, 2004 and filed on March 31, 2004.

E-2