Form 10-Q
period 2005-03-31
PECO II INC
filed 2005-05-13
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark (“X”) whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 29, 2005
Common Shares, without par value	21,566,302

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,380	$9,723
Accounts receivable, net of allowance of $45 in March 31, 2005 and $68 in December 31, 2004	5,502	5,764
Inventories	9,885	10,031
Prepaid expenses and other current assets	530	527
Assets held for sale	4,136	4,136
Restricted cash	9,735	9,722

Total current assets	38,168	39,903

Property and equipment, at cost:
Land and land improvements	254	254
Buildings and building improvements	10,363	10,363
Machinery and equipment	9,217	9,255
Furniture and fixtures	6,046	6,237

	25,880	26,109
Less-accumulated depreciation	(13,969)	(13,832)

Property and equipment, net	11,911	12,277
Other Assets:
Goodwill, net	1,774	1,774
Long term notes receivable	8	11
Investment in joint venture	9	16

Total Assets	$51,870	$53,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Industrial revenue bonds	$5,860	$5,860
Borrowings under line of credit	271	992
Capital leases payable	88	87
Accounts payable	1,713	2,537
Accrued compensation expense	1,425	1,227
Accrued income taxes	77	145
Other accrued expenses	5,518	5,255

Total current liabilities	14,952	16,103

Long-term Liabilities:
Capital leases payable, net of current portion	425	448

Shareholders’ Equity:
Common shares, no par value: authorized 50,000,000 shares; 21,566,302 shares outstanding and 22,201,666 shares issued at March 31, 2005 and December 31, 2004	2,816	2,816
Additional paid-in capital	110,251	110,251
Retained deficit	(75,534)	(74,597)
Treasury shares, at cost, 635,364 shares at March 31, 2005 and December 31, 2004	(1,040)	(1,040)

Total shareholders’ equity	36,493	37,430

Total Liabilities and Shareholders’ Equity	$51,870	$53,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended March 31,
	2005	2004
Net sales:
Product	$6,665	$4,015
Services	2,547	2,559

	9,212	6,574

Cost of goods sold:
Product	5,065	4,041
Services	2,428	2,911

	7,493	6,952

Gross margin:
Product	1,600	(26)
Services	119	(352)

	1,719	(378)

Operating expenses:
Research, development and engineering	703	748
Selling, general and administrative	1,973	1,932

	2,676	2,680

Loss from operations	(957)	(3,058)
Loss from joint venture	7	—

Loss from operations after joint venture	(964)	(3,058)
Interest income, net	48	25

Loss before income taxes	(916)	(3,033)
Provision for income taxes	(20)	(20)

Net loss	$(936)	$(3,053)

Net loss per common share:
Basic	$(0.04)	$(0.14)

Diluted	$(0.04)	$(0.14)

Weighted average common shares outstanding:
Basic	21,566	21,402

Diluted	21,566	21,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(936)	$(3,053)
Adjustments to reconcile net loss to net cash from (used for) operating activities:
Depreciation and amortization	355	422
Loss on disposals of property and equipment	11	227
Investment loss in joint venture	7	—
Working capital changes:
Accounts and notes receivable	265	698
Inventories	146	(352)
Prepaid expenses and other current assets	(3)	(117)
Accounts payable, other accrued expenses and accrued income taxes	(630)	687
Accrued compensation expense	198	(95)

Net cash used for operating activities	(587)	(1,583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(54)
Proceeds from sale of property and equipment	—	65

Net cash from investing activities	—	11

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer to restricted cash	(13)	(71)
Net repayments under line of credit agreement	(721)	—
Repayment of long-term debt and capital leases	(22)	(85)
Proceeds from issuance of common shares- options exercised	—	68

Net cash used for financing activities	(756)	(88)

Net decrease in cash	(1,343)	(1,660)
Cash and cash equivalents at beginning of period	9,723	17,366

Cash and cash equivalents at end of period	$8,380	$15,706

Supplemental disclosure of cash flow information:
Income taxes paid	$90	$—
Interest paid	53	36

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of PECO II, Inc. (the “Company”) and its wholly and partially owned subsidiaries. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

In May 2004, PECO II Global Services, Inc. (PGS), a wholly owned subsidiary of PECO II, Inc. and b+w Electronic Systems Verwaltung-GmbH (BWESV), a German corporation, formed a corporation named b+w II, Inc. The corporation is established under the laws of the state of Ohio and the principal office is at 1376 State Route 598, Galion, Ohio. The ownership structure is 50% PGS and 50% BWESV, with a $100,000 equity investment by both parties. This joint venture is accounted for under the equity method of accounting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The December 31, 2004 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

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

2. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory obsolescence, depreciation and amortization, sales returns, warranty costs, taxes and contingencies. Actual results could differ from those estimates.

3. Treasury Shares

In September 2001, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. On July 26, 2002, the Board approved a one million share increase in the program. As of March 31, 2005, the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share since inception of the repurchase program. The Company did not repurchase any shares during the first quarter of 2005.

No treasury shares were issued during the first quarter of 2005.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

4. Contingencies

The Company is a party to legal proceedings and litigation, which have arisen in the ordinary course of business or assumed in connection with an acquisition. Although the outcome of such items cannot be determined, management believes the amount of additional costs in excess of recorded amounts should not materially affect the financial position or results of operations of the Company.

5. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2005 and December 31, 2004 are summarized below:

(In thousands)	March 31, 2005	December 31, 2004
Raw materials	$8,331	$8,585
Work-in-process	963	927
Finished goods	591	519

	$9,885	$10,031

6. Impairment of Goodwill and Other Intangibles

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

An annual review of goodwill is prepared as of October 31 of each year. An independent third party performed the review of goodwill that is attributed to the Company’s service segment as of October 31, 2004. The review resulted in a $6.0 million impairment.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

7. Stock-Based Compensation

The Company accounts for stock option grants according to APB 25, and accordingly has not recognized option expense in their financial statements. On January 31, 2005, the Company granted 7,500 stock options at an exercise price of $1.06 per share. The Company employs the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of the options granted under the Company’s Amended 2000 Performance Plan are estimated, as of the date of grant, using the Black-Scholes Option Pricing Model. The following pro forma information regarding net loss and loss per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting period. The pro forma information is as follows:

(In thousands, except per share data)	For the Three Months Ended March 31
	2005	2004
Net loss, as reported	$(936)	$(3,053)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(75)	(60)

Pro forma net loss as if the fair value based method had been applied to all awards	$(1,011)	$(3,113)

Loss per share
Basic—as reported	$(0.04)	$(0.14)

Basic—pro forma	$(0.05)	$(0.15)

Diluted—as reported	$(0.04)	$(0.14)

Diluted—pro forma	$(0.05)	$(0.15)

8. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

	For the Three Months Ended March 31,
(In thousands)	2005	2004
Income (loss) from operations after joint venture:
Product	$43	$(1,543)
Services	$(1,007)	$(1,515)

Consolidated loss from operations	$(964)	$(3,058)

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

9. Warranty

The Company’s warranty activity for the three months ended March 31, 2005 is summarized below:

	2005	2004
Beginning balance	$701	$834
Warranty provision	124	65
Warranty costs incurred	(26)	(45)

Ending balance	$799	$854

The Company has increased the quarterly warranty provision for the first quarter of 2005, due to an extended warranty term for a contractual customer.

10. Loss Per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for the three months ended March 31, 2005 and 2004, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the three months ended March 31, 2005 and 2004 were 992,500 and 1,465,000, respectively.

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at March 31, 2005 and 2004 which were excluded because they were out-of-the-money were 999,495 and 437,750, respectively.

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statements as follows:

	Three months ended March 31, 2005		Three months ended March 31, 2004
	Basic loss per share	Diluted loss per share	Basic loss per share	Diluted loss per share
	$(0.04)	$(0.04)	$(0.14)	$(0.14)
Outstanding shares	21,566	21,566	21,459	21,459
Effect of weighting changes in outstanding shares	(0)	(0)	(57)	(57)

Weighted average in outstanding shares	21,566	21,566	21,402	21,402

11. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the three months ended March 31, 2005, sales to two companies comprised 57.1% of total sales. These customers contributed 45.1% and 12%, respectively, of total sales. For the first three months of 2004, sales to three companies comprised 54.7% of total sales. Three customers contributed 29.5%, 13.5% and 11.7%, respectively, of total sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Our markets continued to improve during the quarter. A recent analyst report forecasts CAPEX growth in 2005 will be 9% and 3% for the wireless and wireline markets respectively. This is emphasized by further upgrades in CAPEX budgets at Verizon from $12.5 to $13.3 billion and Cingular from $6.8 to $8.0 billion, both of which are PECO II customers. The investment focus is on wireline and wireless broadband deployment, increased packetization and system intelligence. The M&A activity continues to create short term discontinuities but is not expected to decrease total CAPEX over the next two to three years. We are well positioned with supply contracts and approved products with the principal carriers to benefit from these CAPEX programs.

Our revenue suffered during the quarter due to a slow start in the annual CAPEX budget approval process but order input picked up as the quarter progressed and we ended the quarter with improvement in revenues and increased backlog. We continued to focus our product development on products to serve the wireless market for base stations and network switching systems and for the fiber to the node wireline market.

During the quarter we released several new products:

•	A new –48VDC system called the 129 was launched. This product is a compact, front access system with an output up to 800 Amps @ -48VDC and up to 160 Amps @ +24VDC. It may be equipped with circuit breakers or fuses, without changing the layout of the distribution. Due to its small design and flexible configuration, it is perfect for use in indoor and outdoor cabinets, or where available space is limited.

•	The 128 power system was released. It is a compact, +24VDC unit with a maximum output of 160 Amps. The system only consumes 7 inches of rack space, including distribution and controls, making it ideal for use in applications where space for revenue-generating equipment is critical.

Also in the quarter, we released enhancements to the 5069 BDFB. These updates focused on an improved distribution system with fuses or circuit breakers, or a combination thereof. As we focus on development of these new products, we continued to ramp down expenses to become ever more efficient, even as we improved the customer experience.

We are beginning to realize success from our outdoor and indoor cabinet products and associated systems integration capabilities. We continued our stepped up sales and marketing effort including both public and private showings and demonstrations of our equipment. Our strategy of offering power products along with focused solutions to customer needs is establishing new opportunities for our products.

Our net sales increased to $9.2 million for the three months ended March 31, 2005, an increase of $2.6 million, or 40.1%, compared to the corresponding prior year period. Product net sales were $6.7 million for the first quarter of 2005, an increase of $2.7 million, or 66%, compared to the first quarter of 2004. This increase is in line with our expectations that the wireless and wire line carriers would expand area coverage, increase broadband deployment and add system intelligence.

Service net sales were $2.5 million for the first quarter of 2005, a decrease $12 thousand, or 0.5%, as compared to the first quarter of 2004. We feel the service segment has now seen the bottom of the telecom downturn and will continue to grow at a moderate pace. Service quotes continue to increase and our backlog has seen considerable improvement. We continue to face a highly competitive service market as a result of the new subcontractors in the various local markets.

As of March 31, 2005, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $5.4 million, a $2.0 million, or 60.1%, increase from the comparable prior year period, and a 19.8% increase from $4.5 million at December 31, 2004. Product backlog of $2.9 million was a $536 thousand, or 15.5% decrease from December 31, 2004, while Service backlog was $2.5 million, a $1.4 million, or 133%, increase from December 31, 2004.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Gross margin dollars were a positive $1.7 million, for the quarter ended March 31, 2005, as compared to a negative $378 thousand for the quarter ended March 31, 2004. Gross margin as a percentage of net sales increased to 18.7% for the three months ended March 31, 2005, compared to negative 5.8% for the comparable prior year periods.

For the quarter ended March 31, 2005, product gross margin was a positive $1.6 million, as compared to negative $26 thousand for the corresponding period in 2004. The product gross margin improvement was a reflection of the cost reduction efforts over the past year.

The service gross margin was a positive $119 thousand for the first quarter of 2005, as compared to a negative $352 thousand for the first quarter of 2004, or an increase of 134%. The project manager restructuring we have done has greatly impacted the improvements in service gross margin.

Research, development and engineering (“R&D”) expense decreased to $703 thousand for the quarter ended March 31, 2005, from $748 thousand for the quarter ended March 31, 2004. We continue to accelerate efforts to bring more cost effective and valued products to our customers but the downside to this is it offsets our R&D expense cost reduction efforts. As a percentage of net product sales, research, development and engineering expense was 10.5% for the quarter ended March 31, 2005, compared to 18.6% in the comparable prior year period. The decrease in research, development and engineering expense as a percentage of revenue was the result of increased revenue volumes.

Selling, general and administrative (“SG&A”) expense increased to $2.0 million for the quarter ended March 31, 2005, from $1.9 million for the quarter ended March 31, 2004. Sales, marketing and administrative expenses increased slightly due to realignment of personnel, compensation increases and more focus on customer relationships. As a percentage of net sales, SG&A expense decreased to 21.4% for the quarter ended March 31, 2005, compared to 29.4% in the comparable prior year period.

In May 2004, PECO II Global Services, Inc. (PGS), a wholly owned subsidiary of PECO II, Inc., formed a joint venture with b+w Electronic Systems Verwaltung-GmbH (BWESV), a German corporation. The new joint venture, named b+w II, Inc., is 50% owned by PGS and 50% by BWESV. This joint venture represents progress in the Company’s efforts to establish worldwide relationships in the pursuit of specially selected projects associated with system and service opportunities in the telecommunications sector.

The effective tax rates were negative 2.2% for the quarter ended March 31, 2005, respectively, compared to negative 0.7% for the quarter ended March 31, 2004. The tax accrual is for various state franchises and net worth taxes where the Company has conducted business.

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of March 31, 2005, available cash and cash equivalents approximated $8.4 million.

Working capital was $23.2 million at March 31, 2005, which represented a working capital ratio of 2.6 to 1, compared to $25.8 million at March 31, 2004, which represented a working capital ratio of 2.6 to 1.

We had no capital expenditures for the three months ended March 31, 2005, as we continue our efforts to conserve cash.

Cash flows used by operating activities for the three months ended March 31, 2005, was $587 thousand. This use of cash was primarily the result of operating losses and the decrease in accounts payable and accrued expenses, offset by the reductions in accounts receivable and inventory. There was no cash activity for investing activities while the cash used for financing activities was $756 thousand.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

In August 2001, we entered into adjustable rate industrial revenue bonds (“IRB”) for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. The balance of the IRBs as of March 31, 2005 were $5.9 million. In March of 2004, we signed a purchase agreement with a potential buyer for the Denver facility. The purchase agreement has been extended to June 1, 2005. There has been significant activity between the potential buyer and potential tenant regarding lease negotiations. Once the negotiations are agreed upon, the buyer will finalize the sale. Since we intend to sell the Denver facility, the Denver bonds remain classified as a current liability in the accompanying condensed consolidated financial statements.

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. As of March 31, 2005, the balance on the line of credit was $271 thousand.

We do not currently plan to pay dividends.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” we consider certain accounting policies related to revenue recognition, inventory valuation, impairment of long lived assets, and deferred income taxes to be critical policies due to the estimation processes involved in each. We state these accounting policies in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 31, 2005, and in relevant sections in management’s discussion and analysis of financial condition and results of operations.

Recent Accounting Pronouncements

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

In December 2004, FASB issued Statement No. 123R, “Share Based Payment,” a revision of Statement No. 123, “Accounting for Stock Based Compensation,” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. Statement 123R is effective for the annual period beginning on or after June 15, 2005. Upon adoption of Statement 123R, amounts previously disclosed under Statement No. 123 will be recorded in the consolidated statement of operations. The Company currently measures compensation costs related to its share-based awards under APB 25, as allowed by Statement 123. Information about the fair value of stock options under the Black Sholes model and its proforma impact on the Company’s net loss and loss per share can be found in Note 7 to the condensed consolidated financial statements.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FASB123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006.

Off-Balance Sheet Financings

We do not have any off balance sheet entities or arrangements. All of our subsidiaries and the joint venture investment into the new company, b+w II, Inc., are reflected in our condensed consolidated financial statements. We do not have any interests in or relationship with any special-purpose entities that are not reflected in our condensed consolidated financial statements.

ITEM 3. Qualitative and Quantitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of March 31, 2005.

Our primary interest rate risk exposure that has resulted from floating rate debt related to our revolving loan facility and industrial revenue bonds. A change in rates would be immaterial to our results from operations if rates were to increase 1% from March 31, 2005 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4. Controls and Procedures

Disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included matters discussed below on the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal control over financial reporting. Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We recently identified a deficiency in our internal control over financial reporting in connection with the preparation and filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”). The identified material weakness in our internal control over financial reporting relates to insufficient control over the identification of relevant revenue recognition issues in our contracts with our customers.

Changes in internal controls over financial reporting. During the quarter ended March 31, 2005, we implemented several changes to our internal control over financial reporting in response to the aforementioned deficiency identified in our 2004 Form 10-K. To address the material weakness, we implemented the following remediation steps:

•	We have implemented procedures for senior management to review customer contracts prior to execution;

•	We have implemented procedures under which appropriate financial personnel will be notified of the proper revenue recognition treatment that is to be applied to sales under potential customer contracts prior to execution; and

•	We have implemented procedures for appropriate financial personnel to receive additional reminders, including control and process documents, with respect to revenue recognition treatment upon the actual execution of our sales contracts.

Although management believes that there has been improvement in the operation of our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q, management believes that the material weakness has not been fully remediated to date. We intend to hire, and are currently interviewing for, an external consultant to assist in reviewing for potential risk and assessing our testing process regarding various internal controls. The material weakness will not be considered fully remediated until the procedures resulting from the remediation efforts are fully implemented, operate for a period of time, are tested, and we conclude that such procedures are operating effectively.

There were no other additional changes in our internal control over financial reporting made during the quarter ended March 31, 2005, that have material affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2(b) Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through March 31, 2005, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.7 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2001, which is being financed through industrial revenue bonds, $9.7 million has been restricted by the Company’s bank to secure outstanding borrowings, and approximately $23.9 million for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

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

Date: May 13, 2005	PECO II, Inc.

/s/ JAMES L. GREEN	/s/ SANDRA A. FRANKHOUSE
James L. Green	Sandra A. Frankhouse
President and Chief Executive Officer	Chief Financial Officer