Form 10-Q
period 2005-06-30
PECO II INC
filed 2005-08-12
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark (“X”) whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT July 29, 2005
Common Shares, without par value	21,595,043

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,621	$9,723
Accounts receivable, net of allowance of $67 in June 30, 2005 and $68 in December 31, 2004	6,401	5,764
Inventories, net	10,313	10,031
Prepaid expenses and other current assets	489	527
Assets held for sale	4,136	4,136
Restricted cash	9,850	9,722

Total current assets	35,810	39,903

Property and equipment, at cost:
Land and land improvements	254	254
Buildings and building improvements	10,359	10,363
Machinery and equipment	9,200	9,255
Furniture and fixtures	6,089	6,237

	25,902	26,109
Less-accumulated depreciation	(14,321)	(13,832)

Property and equipment, net	11,581	12,277
Other Assets:
Goodwill, net	1,774	1,774
Long term notes receivable	5	11
Investment in joint venture	8	16

Total Assets	$49,178	$53,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Industrial revenue bonds	$5,860	$5,860
Borrowings under line of credit	837	992
Capital leases payable	90	87
Accounts payable	2,074	2,537
Accrued compensation expense	1,391	1,227
Accrued income taxes	36	145
Other accrued expenses	2,562	5,255

Total current liabilities	12,850	16,103

Long-term Liabilities:
Capital leases payable, net of current portion	401	448

Shareholders’ Equity:
Common shares, no par value: authorized 50,000,000 shares; 22,201,666 shares issued at June 30, 2005 and December 31, 2004	2,816	2,816
Additional paid-in capital	110,215	110,251
Accumulated deficit	(76,126)	(74,597)
Treasury shares, at cost, 606,623 and 635,364 shares at June 30, 2005 and December 31, 2004, respectively	(978)	(1,040)

Total shareholders’ equity	35,927	37,430

Total Liabilities and Shareholders’ Equity	$49,178	$53,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net sales:
Product	$6,509	$4,625	$13,174	$8,640
Services	2,922	2,564	5,469	5,123

	9,431	7,189	18,643	13,763
Cost of goods sold:
Product	4,722	4,176	9,787	8,217
Services	2,642	2,453	5,070	5,364

	7,364	6,629	14,857	13,581
Gross margin:
Product	1,787	449	3,387	423
Services	280	111	399	(241)

	2,067	560	3,786	182
Operating expenses:
Research, development and engineering	741	704	1,444	1,452
Selling, general and administrative	1,970	2,196	3,942	4,128

	2,711	2,900	5,386	5,580

Loss from operations	(644)	(2,340)	(1,600)	(5,398)
Loss from joint venture	—	(57)	(8)	(57)

Loss from operations after joint venture	(644)	(2,397)	(1,608)	(5,455)
Interest income, net	52	27	100	52

Loss before income taxes	(592)	(2,370)	(1,508)	(5,403)
Provision for income taxes	—	(363)	20	(343)

Net loss	$(592)	$(2,007)	$(1,528)	$(5,060)

Net loss per common share:
Basic	$(0.03)	$(0.09)	$(0.07)	$(0.24)

Diluted	$(0.03)	$(0.09)	$(0.07)	$(0.24)

Weighted average common shares outstanding:
Basic	21,576	21,486	21,571	21,444

Diluted	21,576	21,486	21,571	21,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,528)	$(5,060)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	708	822
Loss on disposals of property and equipment	11	292
Investment loss in joint venture	8	57
Working capital changes:
Accounts and notes receivable	(631)	446
Inventories	(282)	239
Prepaid expenses and other current assets	38	50
Accounts payable, other accrued expenses and accrued income taxes	(3,265)	(772)
Accrued compensation expense	164	77

Net cash used for operating activities	(4,777)	(3,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23)	(143)
Proceeds from sale of property and equipment	—	70

Net cash used for investing activities	(23)	(73)

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer to restricted cash	(128)	(142)
Net (repayments) usage under line of credit agreement .	(155)	108
Investment in joint venture	—	(100)
Repayment of long-term debt and capital leases	(44)	(112)
Proceeds from issuance of common shares- options exercised	—	83
Proceeds from issuance of common shares- Employee Stock Purchase Plan	25	41

Net cash used for financing activities	(302)	(122)

Net decrease in cash	(5,102)	(4,044)
Cash and cash equivalents at beginning of period	9,723	17,366

Cash and cash equivalents at end of period	$4,621	$13,321

Supplemental disclosure of cash flow information:
Income taxes paid	$131	$7
Interest paid	117	68

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

2. Recent Issued Accounting Pronouncements

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

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), replaces APB No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, though early adoption is permitted as of the date this Statement was issued, which was May of 2005. SFAS 154 is not expected to have a material financial impact on PECO II, Inc.

3. Use of Estimates

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

4. Treasury Shares

In September 2001, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. On July 26, 2002, the Board approved a one million share increase in the program. As of June 30, 2005, the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share since inception of the repurchase program. The Company did not repurchase any shares during the second quarter of 2005.

During the second quarter of 2005, the Company issued 28,741 treasury shares in connection with the Company’s 2000 Employee Stock Purchase Plan.

5. Contingencies

The Company was a party to legal proceedings and litigation, which arose in the ordinary course of business and were assumed in connection with an acquisition. During April of 2005, the legal proceedings referred to above were settled. The Company completed a $2.67 million payout, resulting in a signed release from the plaintiff dated April 22, 2005, bringing closure to the legal action.

6. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2005 and December 31, 2004 are summarized below:

(In thousands)	June 30, 2005	December 31, 2004
Raw materials	$11,898	$12,556
Work-in-process	989	927
Finished goods	802	685

Gross Inventory	13,689	14,168

Obsolescence	(3,376)	(4,137)

Inventory, net	$10,313	$10,031

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

7. Impairment of Goodwill and Other Intangibles

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

An annual review of goodwill is prepared as of October 31 of each year. An independent third party performed the review of goodwill that is attributed to the Company’s service segment as of October 31, 2004. The review resulted in a $6.0 million impairment. As of June 30, 2005, there have been no triggering events that would indicate goodwill has been impaired.

8. Stock-Based Compensation

The Company accounts for stock option grants according to APB 25, and accordingly has not recognized option expense in the financial statements. On June 9, 2005, the Company granted 100,000 stock options at an exercise price of $1.01 per share. The Company employs the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of the options granted under the Company’s Amended 2000 Performance Plan are estimated, as of the date of grant, using the Black-Scholes Option Pricing Model. The following pro forma information regarding net loss and loss per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting period. The pro forma information is as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2005	2004	2005	2004
Net loss, as reported	$(592)	$(2,007)	$(1,528)	$(5,060)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(68)	(89)	(143)	(149)

Pro forma net loss as if the fair value based method had been applied to all awards	$(660)	$(2,096)	$(1,671)	$(5,209)

Loss per share
Basic—as reported	$(0.03)	$(0.09)	$(0.07)	$(0.24)

Basic—pro forma	$(0.03)	$(0.10)	$(0.08)	$(0.24)

Diluted—as reported	$(0.03)	$(0.09)	$(0.07)	$(0.24)

Diluted—pro forma	$(0.03)	$(0.10)	$(0.08)	$(0.24)

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

9. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Net sales:
Product	$6,509	$4,625	$13,174	$8,640
Services	$2,922	$2,564	$5,469	$5,123

	$9,431	$7,189	$18,643	$13,763

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Income (loss) from operations after joint venture:
Product	$66	$(1,171)	$109	$(2,714)
Services	$(710)	$(1,226)	$(1,717)	$(2,741)

Consolidated loss from operations	$(644)	$(2,397)	$(1,608)	$(5,455)

10. Warranty

The Company’s warranty activity for the six months ended June 30, 2005 is summarized below:

	2005	2004
Beginning balance	$701	$834
Warranty provision	167	134
Warranty costs incurred	(51)	(187)

Ending balance	$817	$781

The Company has increased the quarterly warranty provision through the second quarter of 2005, due to an extended warranty term for a contractual customer. This increase will continue through the remainder of this year.

11. Loss Per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for the six months ended June 30, 2005 and 2004, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the six months ended June 30, 2005 and 2004 were 1,092,500 and 917,500, respectively.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at June 30, 2005 and 2004 which were excluded because they were out-of-the-money were 970,795 and 1,011,956, respectively.

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statements as follows:

	Six months ended June 30, 2005		Six months ended June 30, 2004
	Basic loss per share	Diluted loss per share	Basic loss per share	Diluted loss per share
	$(0.07)	$(0.07)	$(0.24)	$(0.24)
Outstanding shares	21,595	21,595	21,522	21,522
Effect of weighting changes in outstanding shares	(24)	(24)	(78)	(78)

Weighted average in outstanding shares	21,571	21,571	21,444	21,444

12. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the six months ended June 30, 2005, sales to two companies comprised 54.1% of total sales. These customers contributed 42.0% and 12.1%, respectively, of total sales. For the first six months of 2004, sales to three companies comprised 50.9% of total sales. Three customers contributed 27.5%, 12.8% and 10.6%, respectively, of total sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “the Company,” or “PECO II” refer to PECO II, Inc. unless the context indicates otherwise.

Results of Operations

Our markets continued to improve during the quarter. In January, analysts generally expected 2005 CAPEX growth to be in the 3 to 5 percent range, but they are now upgrading their estimates to the 7 to 10 percent range. With significant consolidation behind them, the service providers are directing more spending to capital spending. For example, Cingular is well underway with integration of their ATT Wireless acquisition and recently reported that they would add 4,000 cell sites to improve coverage and quality of service. The CAPEX focus continues on Wireless services but the wireline carriers are also increasing spending for broadband deployment and general upgrading of aging equipment. In its most recent reported quarter, Verizon Communications increased its capital spending for domestic telecommunications equipment by 47% to $1.9 billion.

Order input continued to climb and the quarter ended with increasing revenues and backlog. We were particularly pleased to receive and begin delivering a significant order for our 827E inverter systems to replace existing UPS systems. The 827E provides stand-by AC power with the up-time reliability expected from telecom DC power systems and is beginning to be recognized in the market for its unique capabilities.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

We are focusing our product development on products to serve the wireless market for base station and network switching system applications and the wireline market primarily for broadband applications. We continue to improve the modularity and flexibility of our products to better accommodate our customer’s requirements and to lower engineering expense. Our development programs are focused on product cost reduction and improved performance through technology.

We are beginning to realize success from our non-power services and associated systems integration capabilities. During the quarter we installed several turnkey wireless base stations including furnishing PECO II power systems. We also delivered turnkey circuit to packet systems and have proposals outstanding for more of these services.

Our strategy of offering power products along with focused solutions to meet customer needs is creating new opportunities for us.

Our net sales increased to $9.4 million and $18.6 million, respectively, for the three and six months ended June 30, 2005, an increase of $2.2 million, or 31.2%, and $4.9 million, or 35.5%, compared to the corresponding prior year period. Product net sales were $6.5 million for the second quarter of 2005, an increase of $1.9 million, or 40.7%, compared to the second quarter of 2004. This increase is in line with our expectations as the service providers are directing more spending toward CAPEX improvements.

Service net sales were $2.9 million for the second quarter of 2005, an increase $358 thousand, or 14.0%, as compared to the second quarter of 2004. We continue to expect growth at a moderate pace. Service quotes have been increasing and our backlog has seen considerable improvement. We continue to face a highly competitive service market as a result of the new subcontractors in the various local markets.

As of June 30, 2005, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $7.4 million, a $3.7 million, or 102%, increase from the comparable prior year period, and a 63.9% increase from $4.5 million at December 31, 2004. Product backlog of $4.6 million was a $1.2 million, or 33.6% increase from December 31, 2004, while Service backlog was $2.8 million, a $1.7 million, or 161%, increase from December 31, 2004.

Gross margin dollars were a positive $2.1 million and $3.8 million, respectively, for the quarter and six months ended June 30, 2005, as compared to a positive $560 thousand and $182 thousand, respectively, for the quarter and six months ended June 30, 2004. Gross margin as a percentage of net sales increased to 21.9% and 20.3% for the three and six months ended June 30, 2005, compared to 7.8% and positive 1.3%, respectively, for the comparable prior year periods.

For the quarter ended June 30, 2005, product gross margin was a positive $1.8 million, as compared to positive $449 thousand for the corresponding period in 2004. The product gross margin improvement was primarily impacted by the change in product mix and additional absorption due to volume increase

The service gross margin was a positive $280 thousand for the second quarter of 2005, as compared to a positive $111 thousand for the second quarter of 2004, or an increase of 152%. This improvement is due to improved quoting and job management processes.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Research, development and engineering expense changed to $741 thousand and $1.4 million, respectively, for the quarter and six months ended June 30, 2005, from $704 thousand and $1.5 million, respectively, for the quarter and six months ended June 30, 2004. We continue our efforts to bring new products to the telecom market that add value to our customers’ offerings but this does offset our cost cutting efforts. As a percentage of net product sales, research, development and engineering expense was 11.4% and 11.0%, respectively, for the quarter and six months ended June 30, 2005 compared to 15.2% and 16.8%, respectively, in the comparable prior year periods.

Selling, general and administrative expense decreased to $2.0 million and $3.9 million, respectively, for the quarter and six months ended June 30, 2005, from $2.2 million and $4.1 million, respectively, for the quarter and the six months ended June 30, 2004. Sales, marketing and administrative expenses remained relatively flat as we continue to focus on controlling expenses. As a percentage of net sales, selling, general and administrative expense decreased to 20.9% and 21.1%, respectively, for the quarter and six months ended June 30, 2005 compared to 30.5% and 30.0%, respectively, in the comparable prior year periods.

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

The effective tax rates were negative 1.3% for the quarter ended June 30, 2005, respectively, compared to positive 6.4% for the quarter ended June 30, 2004. The tax accrual is for various state franchises and net worth taxes where the Company has conducted business.

Liquidity and Capital Resources

As of June 30, 2005, available cash and cash equivalents approximated $4.6 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at June 30, 2005 was $23.0 million, which represented a working capital ratio of 2.8 to 1, compared to $23.2 million at March 31, 2005, which represented a working capital ratio of 2.6 to 1. Capital expenditures for the six months ended June 30, 2005, totaled $23 thousand. We continue our efforts to conserve cash.

Cash flows used by operating activities for the six months ended June 30, 2005, was $4.8 million. A significant portion of this was due to a litigation settlement of $2.67 million, as previously discussed in Note 4 to Condensed Consolidated Financial Statements. The remainder was primarily due to operating losses and a decrease in accounts payable and accrued expenses, along with increases in accounts receivable and inventory. There was $23 thousand of cash used for investing activities, while the cash used for financing activities was $302 thousand.

For the long term, we expect operations to become cash flow positive as a result of sales volume increases, while continuing to maintain inventory at a reasonable level. If our working capital needs significantly increase due to circumstances such as our inability to operate on a cash flow positive basis; weakness in the telecommunications industry; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; research and development efforts; or as a result of capital expenditures, we may have to increase our credit facilities or generate additional funding through the issuance of debt or equity. There can be no assurance, however, that additional financing will be available on terms favorable to the Company or at all.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Contractual Obligations

In August 2001, we entered into adjustable rate industrial revenue bonds (“IRB”) for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. The balance of the IRBs, as of June 30, 2005, was $5.9 million. In March of 2004, we signed a purchase agreement with a potential buyer for the Denver facility. The inspection period to the purchase agreement has currently been extended to expire on October 2, 2005. In addition, two 30-day options to further extend up to, and including, December 1, 2005 have been provided so long as the purchaser is diligently pursuing the zoning approvals from the city and consummation of the lease. Since the Company intends to sell the Denver facility, the Denver bonds remain classified as a current liability in the accompanying condensed consolidated financial statements.

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. As of June 30, 2005, the balance on the line of credit was $837 thousand.

We do not currently plan to pay dividends.

Other than the foregoing extension of the purchase agreement for the Denver facility, there have been no material changes outside the normal course of business in our contractual obligation since year-end 2004.

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

Recent Issued Accounting Pronouncements

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

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), replaces APB No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, though early adoption is permitted as of the date this Statement was issued, which was May of 2005. SFAS 154 is not expected to have a material financial impact on PECO II, Inc.

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

Forward-Looking Statements

Certain of the Company’s statements in this Quarterly Report on Form 10-Q and the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operation are not purely historical, and as such are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but may not be limited to, all statements regarding the Company’s and management’s intent, beliefs, expectations, and plans, such as statements concerning the Company’s future profitability, industry trends, operating results, and product development strategy. These forward-looking statements include numerous risks and uncertainties, including, without limitation: a general economic recession; a downturn in our principal customers’ businesses; current and future mergers of key customers; the volatility in the communications industry; the demand for communications equipment generally and in particular for the products and services offered by the Company; the Company’s ability to generate sales orders during fiscal 2005 and thereafter; the ability to develop and market new products and product enhancements; the potential environmental issues in regards to an aging manufacturing facility; the ability to attract and retain customers; competition and technological change; and successful implementation of the Company’s business strategy. One or more of these factors have affected, and in the future could affect, the Company’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of June 30, 2005.

Our primary interest rate risk exposure that has resulted from floating rate debt related to our revolving loan facility and industrial revenue bonds. A change in rates would be immaterial to our results from operations if rates were to increase 1% from June 30, 2005 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included matters discussed below on the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Although management believes that there has been improvement in the operation of our internal controls over financial reporting since the identification of the material weakness, management believes that the material weakness has not been fully remediated to date. Our intentions to hire an external consultant to assist in reviewing for potential risk and assessing our testing process regarding various internal controls were delayed due to the resignation of our external auditors as announced during the second quarter. We have since hired new auditors and are now continuing the interviewing of external consultants. The material weakness will not be considered fully remediated until the procedures resulting from the remediation efforts are fully implemented, operate for a period of time, are tested, and we conclude that such procedures are operating effectively.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting made during the quarter ended June 30, 2005, that have material affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2(b). Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through June 30, 2005, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.7 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2001, which is being financed through industrial revenue bonds, $9.8 million has been restricted by the Company’s bank to secure outstanding borrowings, and approximately $27.6 million for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

ITEM 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders was held on Thursday, June 9, 2005, to elect three directors in Class II for three-year terms and until their successors are duly elected and qualified. The results of the proposal are provided below:

Proposal 1: The election of three directors in Class II for three-year terms and until their successors are duly elected and qualified.

	Number of Shares Voted
	FOR	WITHHOLD AUTHORITY	TOTAL
Dr. Lucille G. Ford	17,647,507	1,743,078	19,390,585
E. Richard Hottenroth	17,561,732	1,828,853	19,390,585
Thomas R. Thomsen	17,692,033	1,698,552	19,390,585

Each of the nominees was elected. The other directors whose terms of office continue after the 2005 Annual Meeting of Shareholders are: George J. Dallas, Trygve A. Ivesdal, R. Louis Schneeberger, Eugene V. Smith, James L. Green, Mark R. McBride, and Matthew P. Smith.

ITEM 6. Exhibits

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

Date: August 12, 2005	PECO II, Inc.

/s/ JOHN G. HEINDEL	/s/ SANDRA A. FRANKHOUSE
John G. Heindel	Sandra A. Frankhouse
President and Chief Executive Officer	Chief Financial Officer