Form 10-Q
period 2005-09-30
PECO II INC
filed 2005-11-14
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark (“X”) whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark (“X”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 31, 2005
Common Shares, without par value	21,722,543

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,668	$9,723
Accounts receivable, net of allowance of $90 in September 30, 2005 and $68 in December 31, 2004	7,200	5,764
Inventories, net	11,474	10,031
Prepaid expenses and other current assets	729	527
Assets held for sale	8,882	4,136
Restricted cash	9,441	9,722

Total current assets	42,394	39,903

Property and equipment, at cost:
Land and land improvements	254	254
Buildings and building improvements	4,600	10,363
Machinery and equipment	9,159	9,255
Furniture and fixtures	6,096	6,237

	20,109	26,109
Less-accumulated depreciation	(13,907)	(13,832)

Property and equipment, net	6,202	12,277
Other Assets:
Goodwill, net	1,774	1,774
Long term notes receivable	2	11
Investment in joint venture	8	16

Total Assets	$50,380	$53,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Industrial revenue bonds	$5,630	$5,860
Borrowings under line of credit	979	992
Capital leases payable	91	87
Accounts payable	2,975	2,537
Accrued compensation expense	1,623	1,227
Accrued income taxes	79	145
Other accrued expenses	2,910	5,255

Total current liabilities	14,287	16,103

Long-term Liabilities:
Capital leases payable, net of current portion	378	448

Shareholders’ Equity:
Common shares, no par value: authorized 50,000,000 shares; 22,201,666 shares issued at September 30, 2005 and December 31, 2004	2,816	2,816
Additional paid-in capital	110,215	110,251
Accumulated deficit	(76,338)	(74,597)
Treasury shares, at cost, 606,623 and 635,364 shares at September 30, 2005 and December 31, 2004, respectively	(978)	(1,040)

Total shareholders’ equity	35,715	37,430

Total Liabilities and Shareholders’ Equity	$50,380	$53,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Product	$8,349	$6,165	$21,523	$14,806
Services	3,133	3,033	8,602	8,155

	11,482	9,198	30,125	22,961
Cost of goods sold:
Product	6,030	4,682	15,817	12,907
Services	2,665	2,476	7,735	7,832

	8,695	7,158	23,552	20,739
Gross margin:

Product	2,319	1,483	5,706	1,899
Services	468	557	867	323

	2,787	2,040	6,573	2,222
Operating expenses:
Research, development and engineering	745	732	2,189	2,184
Selling, general and administrative	1,942	1,860	5,884	5,988
Real estate impairment	430	—	430	—

	3,117	2,592	8,503	8,172

Loss from operations	(330)	(552)	(1,930)	(5,950)
Loss from joint venture	—	(27)	(8)	(84)

Loss from operations after joint venture	(330)	(579)	(1,938)	(6,034)
Interest income, net	43	44	143	96

Loss before income taxes	(287)	(535)	(1,795)	(5,938)
Provision (benefit) for income taxes	(74)	(86)	(54)	(429)

Net loss	$(213)	$(449)	$(1,741)	$(5,509)

Net loss per common share:
Basic	$(0.01)	$(0.02)	$(0.08)	$(0.26)

Diluted	$(0.01)	$(0.02)	$(0.08)	$(0.26)

Weighted average common shares outstanding:
Basic	21,595	21,522	21,579	21,470

Diluted	21,595	21,522	21,579	21,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,741)	$(5,509)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,039	1,200
Loss on disposals of property and equipment	18	292
Investment loss in joint venture	8	83
Asset impairment	430	—
Working capital changes:
Accounts and notes receivable	(1,427)	(543)
Inventories	(1,443)	349
Prepaid expenses and other current assets	(202)	(63)
Accounts payable, other accrued expenses and accrued income taxes	(2,090)	(252)
Accrued compensation expense	396	(16)

Net cash used for operating activities	(5,012)	(4,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42)	(158)
Proceeds from sale of property and equipment	2	70

Net cash used for investing activities	(40)	(88)

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer to restricted cash	281	1,015
Net (repayments) usage under line of credit agreement	(13)	—
Investment in joint venture	—	(100)
Repayment of long-term debt and capital leases	(296)	(358)
Proceeds from issuance of common shares- options exercised	—	83
Proceeds from issuance of common shares- Employee Stock Purchase Plan	25	41

Net cash (used for) provided by financing activities	(3)	681

Net decrease in cash	(5,055)	(3,866)
Cash and cash equivalents at beginning of period	9,723	17,366

Cash and cash equivalents at end of period	$4,668	$13,500

Supplemental disclosure of cash flow information:
Income taxes paid	$133	$8
Interest paid	189	105

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

2. Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2005 consolidated financial statements.

3. Recent Issued Accounting Pronouncements

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited)

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

4. Treasury Shares

In September 2001, the Board of Directors authorized the repurchase of up to one million shares in the open market or in private transactions. On July 26, 2002, the Board approved a one million share increase in the program. As of September 30, 2005, the Company has repurchased an aggregate of 1,385,712 shares at an average price of $2.70 per share since inception of the repurchase program. The Company did not repurchase any shares during the third quarter of 2005.

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

6. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2005 and December 31, 2004 are summarized below:

(In thousands)

	September 30, 2005	December 31, 2004
Raw materials	$10,550	$11,919
Work-in-process	1,316	927
Finished goods	1,995	1,322

Gross Inventory	13,861	14,168
Obsolescence	(2,387)	(4,137)

Inventory, net	$11,474	$10,031

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

An annual review of goodwill is prepared as of October 31 of each year. An independent third party performed the review of goodwill that is attributed to the Company’s service segment as of October 31, 2004. The review resulted in a $6.0 million impairment. The Company annually reviews the impairment of goodwill in October unless current conditions indicate otherwise. The Company is currently preparing for the goodwill valuation and any potential additional goodwill impairment.

6. Real Estate Impairment Charges

The company signed a contract to sell the excess Galion manufacturing facility, which is expected to close on November 30, 2005. As a result, we incurred a $430 thousand impairment charge related to the facility which has been listed for sale since 2003. At that time the property was considered impaired and valued at the estimated current fair value based upon the market conditions that existed at that time.

8. Stock-Based Compensation

The Company accounts for stock option grants according to APB 25, and accordingly has not recognized option expense in the financial statements. On July 28, 2005, the Company granted 500,000 stock options at an exercise price of $1.07 per share and on August 31, 2005, the Company granted 250,000 shares at an exercise price of $1.20 per share. On July 28, 2005, the Company granted 200,000 restricted stock at a market price of $1.07 per share and on August 31, 2005 the Company granted 50,000 restricted stock at a market price of $1.20 per share. The Company employs the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of the options granted under the Company’s Amended 2000 Performance Plan are estimated, as of the date of grant, using the Black-Scholes Option Pricing Model. The following pro forma information regarding net loss and loss per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting period. The pro forma information is as follows:

(In thousands, except per share data)	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2005	2004	2005	2004
Net loss, as reported	$(213)	$(449)	$(1,741)	$(5,509)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(110)	(92)	(253)	(242)

Pro forma net loss as if the fair value based method had been applied to all awards	$(323)	$(541)	$(1,994)	$(5,751)

Loss per share
Basic—as reported	$(0.01)	$(0.02)	$(0.08)	$(0.26)

Basic—pro forma	$(0.01)	$(0.03)	$(0.09)	$(0.27)

Diluted—as reported	$(0.01)	$(0.02)	$(0.08)	$(0.26)

Diluted—pro forma	$(0.01)	$(0.03)	$(0.09)	$(0.27)

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

9. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Product	$8,349	$6,165	$21,523	$14,806
Services	$3,133	$3,033	$8,602	$8,155

	$11,482	$9,198	$30,125	$22,961

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Income (loss) from operations after joint venture:
Product	$270	$(40)	$379	$(2,754)
Services	$(600)	$(539)	$(2,317)	$(3,280)

Consolidated loss from operations	$(330)	$(579)	$(1,938)	$(6,034)

10. Warranty

The Company’s warranty activity for the nine months ended September 30, 2005 and 2004 is summarized below:

	2005	2004
Beginning balance	$701	$834
Warranty provision	233	199
Warranty costs incurred	(171)	(229)

Ending balance	$763	$804

The Company increased the quarterly warranty provision through the third quarter of 2005, due to an extended warranty term for a contractual customer. This increase will continue through the remainder of this year.

11. Loss Per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for the nine months ended September 30, 2005 and 2004, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the nine months ended September 30, 2005 and 2004 were 1,717,500 and 777,500, respectively.

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at September 30, 2005 and 2004 which were excluded because they were out-of-the-money were 1,057,595 and 1,151,956, respectively.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statements as follows:

	Nine months ended September 30, 2005		Nine months ended September 30, 2004
	Basic loss per share	Diluted loss per share	Basic loss per share	Diluted loss per share
	$(0.08)	$(0.08)	$(0.26)	$(0.26)
Outstanding shares	21,595	21,595	21,522	21,522
Effect of weighting changes in outstanding shares	(16)	(16)	(52)	(52)

Weighted average in outstanding shares	21,579	21,579	21,470	21,470

12. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the nine months ended September 30, 2005, sales to four companies comprised 71.8% of total sales. These customers contributed 35.8%, 13.9%, 11.4% and 10.7%, respectively, of total sales. For the first nine months of 2004, sales to four companies comprised 65.7% of total sales. These four customers contributed 32.3%, 11.9%, 10.9%, and 10.6%, respectively, of total sales.

13. Subsequent Events

On October 31, 2005, the Company also completed the sale of its Denver facility per the agreed-upon price of $4.4 million. As a result of the sale, the net proceeds after commission and other expenses were $4.0 million and the Company can immediately use these dollars to fund future strategic and operating requirements. The adjustable rate industrial revenue bonds (IRBs) for $6.5 million from the County of Arapahoe, Colorado, in connection with the opening of the Denver service center were called as of November 1, 2005. The restricted cash balance for the Denver IRBs will remain restricted until the payoff of the IRBs, which is expected December 1, 2005.

There were no further impairments pertaining to the sale of the Denver facility, but the Company expects to record a charge of $143,000 in the fourth quarter relating to accrued expenses for the current tenant lease and the standby letter of credit for the bonds.

The Company filed Form 8-K, Item 1.01 reporting entry into a material definitive agreement as of October 13, 2005. An Asset Purchase Agreement (the “Agreement”) with Delta Products Corporation is to acquire exclusive rights to certain business and inventory of Delta’s US and Canadian service provider business. The assets consist of rights to and under business contracts, business records and inventory, as well as, assumption of the associated liabilities.

For consideration, at the closing the Company will issue 4,740,375 shares of its common stock to Delta and a warrant to purchase up to approximately 12.9 million shares of its common stock at an exercise price of $2.00 per share. The warrant has a term of 30 months. As a result of the issuance of the shares of common stock and the exercise of Delta’s purchase rights under the warrant, Delta will have the right to acquire when aggregated with the issuance of the shares of common stock, up to 45% of the issued and outstanding capital stock of the Company as of the date that is five business days prior to the date of exercise.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Cont.)

Additionally, at the closing of the Agreement, the Company and Delta Electronics, Inc, an affiliate of Delta, will enter into a supply agreement under which DEI will grant the Company the right to purchase and incorporate modules and other components into the Company’s telecommunications systems and to market, promote and distribute the modules and other DEI technology in US and Canadian markets. Such rights will be exclusive to the Company for a period of 24 months.

For more information regarding the agreement, refer to the Form 8-K Report, for PECO II, Inc, as of October 13, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “the Company,” or “PECO II” refer to PECO II, Inc. unless the context indicates otherwise.

Overview

PECO II’s team delivered solid revenue performance in the third quarter, growing revenues sequentially over second quarter 2005 by 21.8 percent. Our markets continued to exhibit steady growth during the quarter, following the trend projected by industry analysts for single-digit CAPEX growth for the year. Wireless carriers continued to invest significantly in infrastructure. New cell sites were added to improve the quality, coverage and reliability of voice calls. New data capabilities were added as well to provide incremental revenues for the wireless operators. Wireline spending continued the trend toward investment in local loop infrastructure, driven by the need to add broadband capabilities.

Order input remained strong for the 3rd quarter. Quarterly revenues have grown sequentially throughout the year and backlog continued to grow through quarter end. These sales gains were recognized in both the wireline and wireless segments, and included offerings from our products and services portfolio. Wireless sales jumped as we penetrated multiple new markets within the Tier 1 wireless carrier group. One such market was the direct result of PECO II’s ability to respond with products and services following the Hurricane Katrina disaster. We were also pleased to enter a new geographic market with the introduction of the 128HP Power System, a compact power plant designed for deployment in cabinets at cellular base stations. The 128HP significantly reduces the amount of space occupied in a cabinet, thus freeing space for revenue generating cellular equipment. It has already been accepted as a standard at one carrier, and is in trial with others. Led by our services offerings, sales in the wireline market increased as we were awarded new services projects with one of our service provider customers.

Our product development focus is on compact, modular components that can be quickly integrated into systems that meet the various needs of our customers. Our systems integration competency enables rapid response to new product requests and positions us to deliver new products to meet rapidly emerging opportunities.

The combination of our power product offerings, service capabilities and focused solutions designed to meet our customers’ needs, continues to gain acceptance within the marketplace as measured by increased sales and market penetration within our Tier 1 customer base.

Results of Operations

Our net sales increased to $11.5 million and $30.1 million, respectively, for the three and nine months ended September 30, 2005, an increase of $2.3 million, or 24.8%, and $7.2 million, or 31.2%, compared to the corresponding prior year period. Product net sales were $8.3 million for the third quarter of 2005, an increase of $2.2 million, or 35.4%, compared to the second quarter of 2004. The revenue increase is in line with the continued investment by wireless carriers in infrastructure, to improve quality, coverage and reliability of voice calls.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Service net sales were $3.1 million for the third quarter of 2005, an increase of $100 thousand, or 3.3%, as compared to the third quarter of 2004. We continue to expect growth at a moderate pace as the service segment is a highly competitive market consisting of various local markets.

As of September 30, 2005, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $8.7 million, a $4.7 million, or 117%, increase from the comparable prior year period, and a 92.2% increase from $4.5 million at December 31, 2004. Product backlog of $6.7 million was a $3.2 million, or 92.6% increase from December 31, 2004, while Service backlog was $2.1 million, a $980 thousand, or 90.8%, increase from December 31, 2004.

Gross margin dollars were a positive $2.8 million and $6.6 million, respectively, for the quarter and nine months ended September 30, 2005, as compared to a positive $2.0 million and $2.2 million, respectively, for the quarter and nine months ended September 30, 2004. Gross margin as a percentage of net sales increased to 24.3% and 21.8% for the three and nine months ended September 30, 2005, compared to 22.2% and positive 9.7%, respectively, for the comparable prior year periods.

For the quarter ended September 30, 2005, product gross margin was a positive $2.3 million, as compared to positive $1.5 million for the corresponding period in 2004. The increased volume we have seen this year has a direct correlation with the increased margin while the company continues to focus on controlling costs.

The service gross margin was a positive $468 thousand for the third quarter of 2005, as compared to a positive $557 thousand for the third quarter of 2004, or a decrease of 15.9%. This decrease is a reflection of prior year improvements due to restructuring, and was most noticeable in the third quarter of 2004, leveling thereafter.

Research, development and engineering expense incurred was $745 thousand and $2.2 million, respectively, for the quarter and nine months ended September 30, 2005, from $732 thousand and $2.2 million, respectively, for the quarter and nine months ended September 30, 2004. We continue our efforts to bring new products to the telecom market that add value to our customers’ offerings, but this does offset our cost cutting efforts. As a percentage of net product sales, research, development and engineering expense was 8.9% and 10.2%, respectively, for the quarter and nine months ended September 30, 2005 compared to 11.9% and 14.8%, respectively, in the comparable prior year periods.

Selling, general and administrative expense decreased to $1.9 million and $5.9 million, respectively, for the quarter and nine months ended September 30, 2005, from $1.9 million and $6.0 million, respectively, for the quarter and the nine months ended September 30, 2004. Sales, marketing and administrative expenses remained relatively flat as we continue to focus on controlling expenses. As a percentage of net sales, selling, general and administrative expense decreased to 16.9% and 19.5%, respectively, for the quarter and nine months ended September 30, 2005 compared to 20.2% and 26.1%, respectively, in the comparable prior year periods.

In addition, we have signed a contract to sell the new Galion manufacturing facility for $2.35 million. As a result, we have recognized $430 thousand of additional impairment for the manufacturing facility. The sale is expected to close November 30, 2005.

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

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

The effective tax rate is a positive 3.0% for the quarter ended September 30, 2005 compared to positive 16.7% for the quarter ended September 30, 2004. The tax accrual is for various state franchises and net worth taxes where the Company has conducted business.

Liquidity and Capital Resources

As of September 30, 2005, available cash and cash equivalents approximated $4.7 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at September 30, 2005 was $28.1 million, which represented a working capital ratio of 3.0 to 1, compared to $23.0 million at June 30, 2005, which represented a working capital ratio of 2.8 to 1. Capital expenditures for the nine months ended September 30, 2005, totaled $42 thousand. We continue our efforts to conserve cash.

Cash flows used by operating activities for the nine months ended September 30, 2005, was $5.0 million. A significant portion of this was due to a litigation settlement of $2.67 million, as previously discussed in Note 6 to Condensed Consolidated Financial Statements. The remainder was primarily due to increases in accounts receivable and inventory. There was $40 thousand of cash used for investing activities, while the cash used for financing activities was $3 thousand.

We believe we are close to becoming cash flow positive as a result of sales volume increases but will continue to maintain inventory at a reasonable level. If our working capital needs significantly increase due to circumstances such as our inability to operate on a cash flow positive basis; weakness in the telecommunications industry; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; research and development efforts; or as a result of capital expenditures, we may have to increase our credit facilities or generate additional funding through the issuance of debt or equity. There can be no assurance, however, that additional financing will be available on terms favorable to the Company or at all.

Contractual Obligations

On October 31, 2005, the Company also completed the sale of its Denver facility per the agreed-upon price of $4.4 million. As a result of the sale, the net proceeds after commission and other expenses were $4.0 million and the Company can immediately use these dollars to fund future strategic and operating requirements. The adjustable rate industrial revenue bonds (IRBs) for $6.5 million from the County of Arapahoe, Colorado, in connection with the opening of the Denver service center were called as of November 1, 2005. The restricted cash balance for the Denver IRBs will remain restricted until the payoff of the IRBs, which is expected December 1, 2005. The Company expects to record a charge of $143,000 in the fourth quarter relating to this sale.

The Company signed a contract to sell the excess Galion manufacturing facility, which is expected to close on November 30, 2005. As a result, we incurred a $430 thousand impairment charge related to the facility which has been listed for sale since 2003. At that time, the property was considered impaired and valued at the estimated current fair value based upon the market conditions that existed at that time.

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. As of September 30, 2005, the balance on the line of credit was $979 thousand.

We do not currently plan to pay dividends.

Other than the final sale of the Denver facility along with the signing of sale agreement for the new Galion, Ohio manufacturing facility as previously discussed, there have been no material changes outside the normal course of business in our contractual obligation since year-end 2004.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of September 30, 2005.

We have minimal exposure due to interest rate risk. A change in rates would be immaterial to our results from operations if rates were to increase 1% from September 30, 2005 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included matters discussed below on the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Although management believes that there has been improvement in the operation of our internal controls over financial reporting since the identification of the material weakness, management believes that the material weakness has not been fully remediated to date. We have hired an external consultant to assist in reviewing for potential risk and assessing our testing process regarding various internal controls and expect to start that process mid November. The material weakness will not be considered fully remediated until the procedures resulting from the remediation efforts are fully implemented, operate for a period of time, are tested, and we conclude that such procedures are operating effectively.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting made during the quarter ended September 30, 2005, that have material affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2(b) Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of 5,000,000 of our common shares, without par value. From the date of receipt of the proceeds from the offering through September 30, 2005, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.7 million was used for capital expenditures, excluding the purchase of the Denver regional operating center in February 2001, which is being financed through industrial revenue bonds, $9.4 million has been restricted by the Company’s bank to secure outstanding borrowings, and approximately $28.0 million for general working capital purposes. The remaining net proceeds have been invested in short-term, interest-bearing, investment grade securities or guaranteed obligations of the U.S. government.

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

Date: November 14, 2005	PECO II, Inc.

/s/ JOHN G. HEINDEL	/s/ SANDRA A. FRANKHOUSE
John G. Heindel	Sandra A. Frankhouse
President and Chief Executive Officer	Chief Financial Officer