Form 10-K
period 2005-12-31
PECO II INC
filed 2006-03-24
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Shares, without par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common shares, without par value, held by non-affiliates of the registrant was approximately $12.9 million on June 30, 2005.

On March 1, 2006, the registrant had outstanding 21,954,741 of its common shares, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

ITEM 1—BUSINESS

All references to “we,” “us,” “our,” “PECO II,” or the “Company” in this Annual Report on Form 10-K mean PECO II, Inc.

PECO II, Inc. was incorporated in Ohio in 1988. Our headquarters is located at 1376 State Route 598 in Galion, Ohio 44833 and our telephone number is (419) 468-7600. Our corporate web site address is www.peco2.com.

In 1988, we acquired the assets of ITT’s communications power product business. In August 2000, we completed an initial public offering of 5,750,000 of our common shares, resulting in net proceeds to us of $78.3 million. We made two strategic acquisitions in 2001 to expand our engineering and installation, or E&I, service capabilities. In June 2001, we acquired Thornton Communications and in August 2001, we acquired JNB Communications. On October 13, 2005, we entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with Delta Products Corporation (Delta) to acquire the assets that related to Delta’s Telecom Power Division, consisting of exclusive rights to business supply agreements with wireline and wireless communications providers and related inventory and to assume the liabilities associated therewith of Delta’s U.S. and Canadian service provider business. In exchange, we will issue 4,740,375 of our common shares without par value (the “Primary Shares”) to Delta and a warrant to purchase up to approximately 13.2 million of our common shares, or such other number of shares that, when aggregated with the Primary Shares, will represent 45% of our issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. The transactions contemplated by the Asset Purchase Agreement are expected to close by March 31, 2006. We entered into the Asset Purchase Agreement because we believe that the transactions contemplated thereby will provide us with access to Delta’s manufacturing capabilities and supply agreements, which are expected to reduce our cost of goods sold. Also, we will gain access to new customers and new markets with existing customers and improve our future product development capabilities. We will obtain standardized components for manufacturing and the union will also enable us to streamline manufacturing toward standardized products, which is also expected to lower our cost of goods sold.

We offer solutions to our telecommunication customers’ cost, quality, productivity and capacity challenges by providing on-site E&I systems integration, installation, maintenance and monitoring services and by designing, manufacturing and marketing communications specific power products. The products we offer include power systems, power distribution equipment and systems integration products. Our power systems provide a primary supply of power to support the infrastructure of communications service providers, including local exchange carriers, long distance carriers, wireless service providers, internet service providers and broadband access providers. Our power distribution equipment directs this power to specific customer communications equipment. Our systems integration business provides complete built-to-order communications systems assembled and installed pursuant to customer specifications and incorporating other manufacturers’ products. Our operations are organized within two segments: services and products. You can find more information regarding our two business segments in Note 2 to our consolidated financial statements located in Item 8 “Financial Statements and Supplementary Data” below.

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

Wireline companies, including the RBOCs and Independent Telephone Companies, continue to upgrade their respective networks to meet the evolving needs of the local service area. Traditionally, they provided basic dial tone within a major metropolitan area. Over the past several years they have expanded their product set to include high-speed data access solutions such as DSL. Most are currently implementing, or have an initiative to offer, next generation high-speed data/video offerings such as FTTN (fiber to the node) and FTTP (fiber to the premises) in order to compete against the cable companies and hybrid service offerings from local wireless providers.

Inter-exchange Carriers/Competitive Access Providers are experiencing tremendous pressure to identify their fit within the global telecommunication network. The Inter-exchange Carrier provides a connection between two parties outside an immediate serving area. Competitive Access Providers came into play after the Telecom Act of 1996 enabled local service competition within a given wireline market. Over the years, many of the Competitive Access Providers and Inter-exchange Carriers have merged or formed a partnership to compete against the incumbent telephone company of a given area. Recent regulatory changes have increased the competitive pressure and have created significant infrastructure write-offs and mergers and acquisitions activity in these sectors.

Wireless providers continue to build and expand at the highest rate. Mergers and acquisitions in 2004 resulted in four large North American organizations competing for the largest growth sector among individual subscribers. In 2004, wireless subscribers passed the number of wireline subscribers. Wireless providers will likely continue to invest in infrastructure to move closer to their subscriber base, fill coverage gaps, and add traffic capacity, as well as upgrade facilities to provide the latest subscribers services via high speed wireless technologies such as EVDO (Evolution Version Data Only), HSPA (High Speed Packet Access), and UMTS (Universal Mobile Telecommunications System).

Cable TV companies have traditionally offered video services to their subscriber base, however, in the past several years they have expanded to offer high speed data access that competes with the incumbent telephone company’s DSL service. New high-speed data/video infrastructure build are underway to offer VOIP (Voice Over Internet Protocol), service and protect their market from the new video and data offerings currently planned by the incumbent telephone company in an area.

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

Our Business Strategy

Our strategy is to capitalize on the growing need to afford service providers a reliable source of power to run their networks in order to serve their customers today. These needs are found in wireline and wireless networks both at the service provider and enterprise level today. We provide our customers with solutions and related services that power their voice, data, and broadband offering. Our long term strategy is to:

•	profitably grow revenues by continuing to flawlessly serve our customers;

•	continue to organically expand our customer base while we evaluate selective acquisitions to augment our current capabilities;

•	leverage alliances to operationally improve our customer responsiveness and grow our product and solution capability, enabling us to expand on technical competencies while lowering our cost structure;

•	internally work on methods to dramatically improve cycle time;

•	leverage power systems services competency to grow a national service capability;

•	penetrate further into customer markets where we currently have a strong services embedded base;

•	evaluate key markets where we will expand to support our strong customer demand market potential;

•	negotiate service partnerships with regional tier 1 service organizations in markets where we do not plan to have a presence to provide our customers with a turnkey solution offering;

•	focus on leveraging system integration and assembly capability by streamlining operationally to ensure the most responsive resources in the industry as we continue to reengineer our supply chain;

•	refine our product development processes to focus on systems integration skills and practices that reduce design cycle times, positioning us to capture market share in the fast-paced telecommunications market for smaller footprint, larger power, highly flexible power systems.

Business Segments

Our operations are organized within two segments: products and services.

Products

During 2005, we introduced a midsize power system platform targeted at the wireless base station market. The new platform leveraged the building blocks of our previous products while incorporating new designs that achieved our highest power density in this product category. The new platform design led to the development of customized solutions that were accepted as standard by multiple wireless carriers. In addition to the new platform, we continued to evolve our current systems by developing derivative versions of our standard products, enabling us to grow our position in both the wireless and wireline markets. Thirty-seven development projects were completed in 2005 to enhance existing product lines as well as design the new platform.

For 2006, our focus is on designing new power systems that continue to build on our modular design concept. This design model will position us to develop high volume systems for our major customers, while also allowing us to rapidly respond to requirements for new customers or applications. The use of basic building blocks maximizes the effectiveness of our supply chain to produce improved time to market and lower costs.

We will continue to enhance our broad array of products, providing our customers a full service vendor for power solutions. Our product portfolio includes small, medium and large power systems, secondary distribution systems, monitoring and control systems, and ancillary power conversion systems such as inverters and DC-DC converters. This broad portfolio enables us to meet the needs of our customers, regardless of the power application. Our major product categories and building blocks are defined below.

Product Category	Purpose	Range of Products

Battery Plants	Converts and distributes power to run network equipment while storing energy in rechargeable batteries to be used in the event of an alternating current, or AC, input failure.	With capacities ranging from 3
to 10,000 Amperes, these
systems are engineered for use
in a wide number of
applications, including central
office, cellular, fiber optic,
microwave, mobile radio, LAN/
WAN and broadband networks.

Product Category	Purpose	Range of Products

Rectifiers	Convert incoming AC power to DC power.	Our broad collection of rectifiers
includes modules designed for
larger applications as well as
compact “hot swappable”
modular switchmode rectifiers
designed to be added or replaced
without powering down the
system.

Power distribution and measurement equipment	Distributes and limits power from a centralized power plant to various loads or end uses.	We offer a wide range of
products ranging from large
battery distribution fuse boards,
which provide intermediate
distribution in applications
where large power feeds from a
power plant need to be split into
smaller distributions, to smaller
distribution circuits cabled
directly to the load.

Converter plants	Convert one voltage of DC power to another voltage of DC power.	Various models are available utilizing modules that provide 48V-12V, 24V-48V, 48V-24V and 48V-130V conversions.

Inverters	Convert voltage from DC to AC power suitable for end-use applications. Provides continuous AC power in the event of a utility interruption.	Numerous systems are available based on our 1.2 kW modular “hot swappable” and “redundant” modules.

Monitoring	Monitors and reports the performance of power systems.	Monitoring options can be included with power plants or as standalone products.

Services

In 2005, we refocused our efforts to build on our existing embedded base, as well as select key markets to focus our growth efforts. This restructure enable us to secure growth from our focus areas enabling growth from both our capital deployment activities, as well as after market services. We continue to emphasize vertical selling tactics in order to maximize our potential exposure of our services and product portfolio with all active customers. Our services and programs include:

•	Capital Deployment Engineering & Installation Services

•	Power

•	Outside Plant

•	Transmission

•	Project Management

•	After Market Services

•	Cell Site/Remote Terminal Services

•	Power, Grounding, Site Expansion Audits

•	Preventative Maintenance Programs

•	Central Office/Main Switching Office Services

•	Power & Grounding Audits

•	Preventative Maintenance Program

•	Depot & Field Repair Services of DC Power Equipment

•	Advance Exchange

•	Product Upgrade and Refurbishment

•	Staffing Services within Wireline & Wireless Telecommunication Sector

•	Engineering Personnel

•	Installation Personnel

•	Technical & Field Personnel

We will strive to continue to develop and enhance these services to maintain our solution reputation within the Telecommunication industry.

Marketing and Sales

We participate in the North American market place through channels such as direct sales, Value Added Resellers (VARs), and distribution. Direct sales people are located throughout the United States in order to call directly on all tier one PECO II customers, as well as provide local sales support to our tier one VARs. Our current tier one customer base includes all the RBOCs, along with the leading North American Wireless, Inter-exchange, Independent Telephone, and Cable TV carriers. In addition to the current active customer base, direct sales people are also assigned to prospective strategic customers.

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

Marketing/Business Development is located at our headquarters in Ohio, and is responsible for all pricing, promotion, and the coordination of all next generation product and service offerings. We identify product needs from the market place through feedback from our customers, our sales personnel, in house engineering staff, and service managers, as well as our strategic partners. We actively participate in industry trade shows as required to communicate to our target market.

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

In 2005, the tier one wireless carriers provided us with over 62% of our revenue. The major portion of this revenue came from manufactured products (power systems and outside plant cabinets), however an increased demand was placed on our services portfolio (engineering, installation, maintenance contracts, site audits, and training). Companies utilizing our solution portfolio in this segment include Sprint Nextel, Verizon Wireless, and Cingular.

The RBOCs made up 12% of our 2005 revenue, with a very heavy emphasis on our services offerings. We are currently selling to all of the RBOCs (BellSouth, SBC, Verizon, and Qwest).

The Independent Telephone Company market made up 7% of our 2005 revenue, and included a healthy mix of services along with our traditional manufactured products.

The remaining revenue comes from a large number of other customers that can be classified as Competitive Access Providers, Inter-exchange Carriers, Government, Original Equipment Manufacturers, Cable TV, as well as international partners/service providers. Some of the customers who make up this group include Sprint Long Distance, MCI, Level 3, Time Warner Telephone, and IBM.

Backlog

As of December 31, 2005, the unshipped customer order backlog totaled $3.6 million, compared to $4.5 million as of December 31, 2004. We expect to ship the entire December 31, 2005 backlog in 2006.

Operations and Quality Control

The goal of our operations and technical services team is to establish a strategy to achieve world class status through total customer satisfaction. We strive to achieve complete customer satisfaction by providing customers with zero defects in our installed equipment from product design to test and turn up, all at the best possible value. Our manufacturing operations are focused on factory flow, productivity improvement, cost reduction and evaluation of operations processes to ensure our long-term success. Likewise, through the development and deployment of quality process tools throughout PECO II, we aim to dramatically improve our processes and associate involvement in our quest to excellence. By accomplishing the above, we will position ourselves to ensure customer satisfaction, which will enhance our ability to grow our business and excite our associates.

Our primary focus is to deliver our products on time and defect-free, using processes that are designed with employee involvement and focused manufacturing cell principles. Our facility in Galion, Ohio is TL9000 and ISO9001 certified for quality assurance in design and manufacturing. TL9000 is a specific set of requirements for the telecommunications industry that is based on ISO9001 and developed by the Quest Forum. Our quality policy is a vital ingredient in the daily operations for all associates. Our quality values are based on trust, respect and teamwork. We are committed to continually improve and review our quality management system such that our services and products exceed our customer needs and expectations every time. In conjunction with the TL9000 / ISO9001 standards, our cross-functional teams are focused to provide our customers with products that meet or exceed industry standards such as Underwriters Laboratories (UL), Canadian Safety Agency (CSA), European Conformity (EC), and the Network Equipment Building Standards (NEBS™).

The technical services team provides our customers with 24 hour / 365 day fast and friendly support. Services include product training, field product services, PowerPro® inventory management software, monitoring products and services, site audits, and factory product repairs. These are key support solutions to ensure that our customers have the best buying experience with PECO II.

Through continuous improvement of processes in 2005, we experienced cost improvements in products, manufacturing operations, and technical services. We also gained new markets due to cross-functional team efforts to deliver quality products on time to meet our customers’ expectations.

We have valuable customer relationships, product knowledge, systems integration, and services expertise. We maintain the concept that people, both customers and employees, are the most important part of our business. Because we have personnel, as well as manufacturing facilities, in Galion, Ohio with a high level of industry knowledge, we are able to provide our customers with fast and flexible responses to their needs for products, systems integration, and services.

Research, Development and Engineering

In 2005, we continued to invest in the design and development of new system solutions for the telecommunications market. Our recruiting and training of personnel and our development tools emphasize system level design and integration. This systems integration capability provides flexibility in the utilization of power conversion modules, allowing us to focus product development on customer specific opportunities. As a major supplier to the largest Telecommunications Service Providers, we have continued to invest in standards compliance, including NEBS™.

Patents and Trademarks

We use a combination of patents, trade secrets, trademarks, copyrights and nondisclosure agreements to establish and protect our proprietary rights. We cannot assure that any new patents will be issued, that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties or that the patents of others will not have a material adverse effect on our business and operating results.

Suppliers and Raw Materials

Our suppliers of both commodities, including steel, aluminum, copper, and electrical components as well as modules, and other sub-assemblies are vital to our success. We continue to build on our current relationships and cultivating new suppliers to ensure that we achieve reduced product costs and improved delivery, making us more cost competitive in the marketplace. Cost improvements are achieved through advanced planning with the key suppliers to ensure materials are purchased at the optimum quantities as well as improving the overall supply chain cycle time from raw materials to finished assemblies and/or sub-assemblies. This will provide us the opportunity to better respond to customer needs to provide quality products and meet the ever increasing demands for short delivery intervals.

As an example, the business relationship between PECO II and Delta Products Corporation over approximately the last four years was administered through a supply agreement. This supply agreement encouraged our R&D design group to work toward standardized product lines with emphasis on modularity. Upon the completion of the Delta Products Corporation, North American telecom division asset acquisition by PECO II, Inc., to be concluded by March 31, 2006, we will continue to strive for standardized components for manufacturing to streamline toward standardized products and, in addition, expect to lower our cost of goods sold. Another result of the new supply agreement will be input to future designs to support our market needs for state of the art products.

In 2005, raw materials such as copper, steel, aluminum, and petroleum based materials have been in a state of price volatility. Cross-functional teams cooperatively with our key suppliers are focused to evaluate methods to manage the cost impact to product designs and ensure delivery of the best value to PECO II customers.

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

Employees

As of December 31, 2005, we had 352 full-time employees. None of our employees are represented by a labor union. We have not experienced employment related work stoppages.

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

ITEM 1A—RISK	FACTORS

The communications market fluctuates and is impacted by many factors, including decisions by service providers regarding capital expenditures and their timing of purchases as well as demand and spending for communications services by businesses and consumers.

After significant deterioration earlier this decade, the global communications market stabilized in 2004 and experienced modest growth in 2005, as reflected in increased capital expenditures by service providers and growing demand for telecommunications services. Although we believe the overall market will continue to grow, the rate of growth could vary and is subject to substantial fluctuations. The specific market segments in which we participate may not experience the growth of other segments. In that case, our business, operating results, and financial condition may be adversely affected. If capital investment by service providers grows at a slower pace than we anticipate, our business, operating results, and financial condition may be adversely affected. The level of demand by service providers can change quickly and can vary over short periods of time, including from month to month.

A small number of customers account for a high percentage of our net sales; there are only a small number of potential major customers in our primary market, and the loss of a key customer could have a negative impact on our operating results and cause our stock price to decline.

In any one quarter, it is typical for us to have three key customers that each account for over 10% of our revenues. In 2005, sales to our ten largest customers accounted for approximately 85% of net sales. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. In addition, almost all of our sales are made on the basis of purchase orders, and most of our customers are not obligated to purchase products or services from us. As a result of this customer concentration, our revenues and operating results may be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that accounted for significant sales in past periods, individually, or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. Further, such customers are concentrated in the communications industry and our future success depends on the capital spending patterns and the continued demand of such customers for our products and services. Additionally, any merger or acquisitions among our customers could impact future orders from such customers.

If we are unable to meet our additional capital needs in the future, we may miss expansion opportunities or find ourselves unable to respond to actions by our competitors, which could impair our competitive position and hurt sales and earnings.

In the future, our competitive position could be impaired if we cannot raise capital when required and therefore we would not be able to take advantage of opportunities to expand our business either internally or through acquisitions. Our sales and earnings could suffer if we do not have the financial resources needed to respond to new product introductions or market price erosion. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of our common shareholders. In addition, there can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new or enhanced services or related products or otherwise respond to unanticipated competitive pressures and our business, operating results and financial condition could be materially adversely affected.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which could cause our stock price to decline.

Our quarterly operating results have in the past and will in the future vary significantly depending on factors such as the timing of significant orders and shipments; capital spending patterns of our customers; changes in the regulatory environment; changes in our pricing or our pricing of our competitors; increased competition; mergers and acquisitions among customers; personnel changes; demand for our products; the number, timing and significance of new product and product enhancement announcements by us and our competitors; our ability to develop, introduce and market new and enhanced versions of our products on a timely basis; and the mix of direct and indirect sales and general economic factors. A significant portion of our revenues have been, and will continue to be, derived from substantial orders placed by large organizations, such as the tier one wireless providers, and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly sales and operating results have been and will continue to be difficult to forecast. Based upon all of the foregoing, we believe that quarterly sales and operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter, our sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock could be materially adversely affected.

Our pending acquisition of the assets related to Delta’s Telecom Power Division may not result in additional sales from the business supply agreements that we acquired.

On October 13, 2005, we entered into a definitive asset purchase agreement with Delta Products Corporation (Delta) to acquire the assets that related to Delta’s Telecom Power Division, consisting of exclusive rights to business supply agreements with wireline and wireless communications providers and related inventory and to assume the liabilities associated therewith of Delta’s U.S. and Canadian service provider business. This acquisition is expected to close by March 31, 2006. There can be no assurance that we will actually realize our projected additional revenue from these business supply agreements, and failure to do so could materially adversely affect our business, results of operation and financial condition.

If we engage in acquisitions, we may experience difficulty assimilating the operations or personnel of the acquired companies, which could threaten the benefits we seek to achieve through acquisitions and our future growth.

If we make additional strategic acquisitions, we could have difficulty assimilating or retaining the acquired companies’ personnel or integrating their operations, equipment or services into our organization, which could disrupt our ongoing business, distract our management and employees and reduce or eliminate the financial or strategic benefits that we sought to achieve through the acquisition and threaten our future growth.

Equipment problems may seriously harm our credibility and have a significant impact on our revenues, earnings and growth prospects.

Communications service providers insist on high standards of quality and reliability from communications equipment suppliers. If we deliver defective equipment, if our equipment fails due to improper maintenance, or if our equipment is perceived to be defective, our reputation, credibility and equipment sales could suffer. Any of these consequences could have a serious effect on our sales, earnings and growth prospects.

We will not remain competitive if we cannot keep up with a rapidly changing market.

The market for the equipment and services we provide is characterized by rapid technological changes, evolving industry standards, changing customer needs and frequent new equipment and service introductions. Failure to keep up with these changes could impair our competitive position and hurt sales, earnings and our prospects for future growth. If we fail to adequately predict and respond to these market changes, our existing products or products in development could become obsolete in a relatively short time frame. Our future success in addressing the needs of our customers will depend, in part, on our ability to timely and cost-effectively:

•	respond to emerging industry standards and other technological changes;

•	develop our internal technical capabilities and expertise;

•	broaden our equipment and service offerings; and

•	adapt our products and services to new technologies as they emerge.

The need for our products to obtain certification and the high demand for lab time could reduce our revenue and earnings by impairing our ability to bring new products to markets.

Typically, our products must be compliant with and certified by certain certifying agencies and bodies, including the Underwriters Laboratories, Canadian Safety Agency, European Conformity and, more recently, the Network Equipment Building Standard. Certification typically requires a company to secure lab time to perform testing on the equipment to be certified. The time required to obtain approvals from certifying bodies may result in delays in new product introductions, which could delay or reduce anticipated revenue and earnings from those products.

We will lose revenue opportunities if we do not decrease the time it takes us to fill our customers’ orders.

Unless we increase our manufacturing capacity to meet the increasingly shortened delivery schedules of our customers, we may lose potential sales from existing or new customers. A customer’s selection of power equipment is often based on which supplier can supply the requested equipment within a specified time period.

The market for supplying equipment and services to communications service providers is highly competitive, and, if we cannot compete effectively, our ability to grow our business or even to maintain revenues and earnings at current levels, will be impaired.

Competition among companies that supply equipment and services to communications service providers is intense. A few of our competitors have significantly greater financial, technological, manufacturing, marketing and distribution resources than we do. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by us or adapt more quickly than us to new technologies, emerging industry trends or changing customer requirements. Increased competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross margins. This could impair our ability to grow or even to maintain our current levels of revenues and earnings.

A significant downturn in the general economy could adversely affect our revenue, gross margin, and earnings.

Our business could be unfavorably affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, and the effects of governmental plans to manage economic conditions. The demand for many of our products and services is strongly correlated with the general economic conditions and with the level of business activity of our customers. Economic weakness and constrained customer spending has resulted in the past, and may result in the future, in decreased revenue, gross margin, earnings, or growth rates. We also have experienced, and may experience in the future, gross margin declines reflecting the effects of increased pressure for price concessions as our customers attempt to lower their cost structures. In this environment, we may not be able to reduce our costs sufficiently to maintain our margins.

Our products are dependent in part upon our proprietary technology.

Our ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patents, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use the information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary information will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to our products. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications from third parties asserting our products infringe, or may infringe, the proprietary rights of third parties. Any such claims could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and we fail or are unable to develop non-infringing technology or license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.

Failure to attract and retain qualified personnel may result in difficulties in managing our business effectively and meeting revenue growth objectives.

Our success in efforts to grow our business depends on the contributions and abilities of key executive, operating officers, and other personnel. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may not be able to manage our business effectively, including the development of both existing and new products and services. Success in meeting our revenue and margin objectives also depends in large part on our ability to attract, motivate, and retain highly qualified personnel in sales and information management positions. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining such personnel. Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, could harm our business.

There is a limited market for trading in our common stock and our stock price has been volatile.

Although we are listed on the Nasdaq Capital Market, there can be no assurance that an active or liquid trading market in our common shares will continue. The market price of our common shares is likely to be volatile and may be significantly affected by factors such as actual or anticipated fluctuations in our operating results; announcements of technological innovations, new products or new contracts by us or our competitors; developments with respect to copyrights or proprietary rights; general market conditions; and other factors.

Ownership of our common stock is concentrated among a few shareholders, who may be able to exert substantial influence over our company.

Our present officers and directors own outright approximately 28.8% of our common stock as of February 28, 2006. In particular, Messrs. Matthew P. Smith and James L. Green, and their respective affiliates, own outright approximately 23.6% of our common stock as of February 28, 2006. In addition, upon closing of the Asset Purchase Agreement, Delta Products Corporation (Delta) will own 4,740,375 shares or approximately 17.8% of our common shares and will have a warrant to purchase up to approximately 13.2 million shares of our common shares, or such other number of shares that, when aggregated with the 4,740,275 shares, will represent 45% of our issued and outstanding shares of capital stock measured as of five business days before the exercise of the warrant. As a result, these shareholders are able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such ownership may have the effect of delaying or preventing a change in control of our company.

We may be subject to certain environmental and other regulations.

Some of our operations use substances regulated under various federal, state, local and international environmental and pollution laws, including those relating to the storage, use, discharge, disposal and labeling of, and human exposure to, hazardous and toxic materials. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or require us to acquire additional expensive equipment, modify our manufacturing processes or incur other significant expenses. In addition, we could incur costs, fines and civil or criminal sanctions, third party property damage or personal injury claims or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under any environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. There can be no assurance that violations of environmental laws or regulations have not occurred in the past and will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes, and any such violations could harm our business and financial condition.

If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial reports on a timely and accurate basis may be adversely affected.

In connection with the preparation of Annual Report on Form 10-K for year ended December 31, 2004, we identified a material weakness in our internal control over financial reporting. The identified material weakness in our internal control over financial reporting relates to insufficient controls over the identification of relevant revenue recognition issues in our contracts with our customers and resulted in adjustments being recorded in our financial statements for the year ended December 31, 2004. Our management discussed the material weakness with our former independent registered public accounting firm, KPMG LLP, and the Audit Committee of our Company’s Board of Directors on March 25, 2005.

Throughout 2005, we have continued to implement improvements in this area to attempt to eliminate this material weakness. Such remediation efforts include:

•	the review of all new customer contracts by senior management;

•	communication to internal parties of contract clauses affecting financial statements;

•	implementation of processes affecting revenue recognition; and

•	the retention in November 2005 of an external consultant to assist in review of risk assessment with relation to contracts and revenue recognition.

Although we believe that there has been significant improvement in the operation of our internal controls over financial reporting since the identification of the material weakness, we believe that the material weakness has not been fully remediated to date. The material weakness will not be considered fully remediated until the procedures resulting from the remediation effort associated with our external consultant, are fully implemented, operate for a period of time, are tested, and we conclude that such procedures are operating effectively. If we are unable to successfully address the identified material weaknesses in our internal controls, our ability to report financial results on a timely and accurate basis may be adversely affected.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

While we continue to take action to ensure compliance with the disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and the related Securities and Exchange Commission and Nasdaq rules, there are inherent limitations in our ability to control all circumstances. There is no guarantee that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The following table sets forth certain information about our principal facilities:

Location	Approximate Square Feet	Uses	Owned/Leased
Galion, Ohio(A)	429,000	Principal executive and corporate office, sales and service office, and manufacturing and assembly	Owned
Canton, Georgia	12,343	Engineering, installation services and sales office	Leased
Worthington, Ohio	5,248	Engineering office	Leased
Bristol, Tennessee	4,000	Engineering, installation services and sales office	Leased
Kansas City, Kansas	950	Sales office	Leased
Audubon, Pennsylvania(B)	875	Sales office	Leased
San Carlos, California	250	Sales office	Leased

(A)	Includes the Galion, Ohio new corporate office shell, which is listed for sale, consists of 186,000 square feet and is recorded as a current asset on our consolidated balance sheets. Also includes the new manufacturing building consisting of 144,000 square feet that was sold in January 2006.

(B)	Lease expired in February 2006.

We have continued to narrow our excess capacity for our current operations and continue to attempt to sell or sublease the Galion, Ohio, corporate office shell.

Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. We believe our production facilities are suitable and can meet our future production needs.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares began trade on the Nasdaq Capital Market under the symbol “PIII.” The following table sets forth the high and low sales prices of our common shares on the Nasdaq Capital Market for the periods set forth below:

2005	High	Low
First Quarter	$1.20	$1.00
Second Quarter	$1.29	$0.92
Third Quarter	$1.44	$0.96
Fourth Quarter	$1.85	$1.16

2004
First Quarter	$1.52	$1.04
Second Quarter	$1.27	$0.84
Third Quarter	$0.85	$0.60
Fourth Quarter	$1.32	$0.60

As of February 7, 2006, there were 585 holders of record of our common shares.

We have not paid any dividends since our initial public offering in August 2000. We do not currently plan to pay dividends. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

During the fourth quarter of 2005, no unregistered securities were sold.

Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of our common shares.

From the date of receipt of the proceeds through December 31, 2005, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.7 million was used for capital expenditures, excluding the purchase of the Denver regional service center in February 2001 which was financed through industrial revenue bonds, $3.6 million has been restricted by the Company’s bank to secure outstanding borrowings, $5.8 million has been used to pay off the industrial revenue bonds as a result to the sale of the Denver regional service center, $2.7 million was used to settle assumed litigation from an acquisition in 2001, and approximately $21.1 million was used for general working capital purposes. The remaining cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash and have original maturities of three months or less.

ITEM 6—SELECTED FINANCIAL DATA

The selected data in this section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements. We derived the statement of operations data for the five years ended December 31, 2005 and balance sheet data as of December 31, 2005, 2004, 2003, 2002, and 2001, from the audited financial statements.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Net sales	$42,447	$31,564	$38,607	$62,060	$106,743
Cost of goods sold	36,575	27,461	42,039	68,154	88,365
Impairment of product segment machinery and equipment	—	—	3,300	—	—
Inventory impairment	—	—	8,633	8,000	—

Gross margin	5,872	4,103	(15,365)	(14,094)	18,378

Operating expenses:
Research, development and engineering	3,446	2,956	3,786	9,729	11,218
Selling, general and administrative	7,659	7,958	10,350	21,269	18,836
Impairment of service segment goodwill	—	5,987	5,700	—	—
Real estate impairment	1,746	—	1,203	2,000	—

	12,851	16,901	21,039	32,998	30,054

Loss from operations	(6,979)	(12,798)	(36,404)	(47,092)	(11,676)
Loss from joint venture	(10)	(84)	—	—	—

Loss from operations after joint venture	(6,989)	(12,882)	(36,404)	(47,092)	(11,676)
Interest income, net	178	149	91	308	1,300

Loss before income taxes and before cumulative effect of accounting change	(6,811)	(12,733)	(36,313)	(46,784)	(10,376)
Benefit (provision) for income taxes	(12)	463	(54)	6,916	3,695

Loss before cumulative effect of accounting change	(6,823)	(12,270)	(36,367)	(39,868)	(6,681)
Impairment of goodwill	—	—	—	(1,835)	—

Net loss	$(6,823)	$(12,270)	$(36,367)	$(41,703)	$(6,681)

Loss per common share before cumulative effect or accounting change:
Basic	$(0.32)	$(0.57)	$(1.72)	$(1.85)	$(0.31)

Diluted	$(0.32)	$(0.57)	$(1.72)	$(1.85)	$(0.31)

Net Loss per common share:
Basic	$(0.32)	$(0.57)	$(1.72)	$(1.94)	$(0.31)

Diluted	$(0.32)	$(0.57)	$(1.72)	$(1.94)	$(0.31)

Weighted average number of common shares:
Basic	21,627	21,488	21,220	21,506	21,579
Diluted	21,627	21,488	21,220	21,506	21,579

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Working capital	$23,604	$23,800	$28,148	$51,911	$81,351
Total assets	40,304	53,981	65,524	108,856	160,168
Total long-term liabilities	354	448	535	691	10,433
Total shareholders’ equity	30,854	37,430	49,537	85,787	128,884

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

Market conditions remain uncertain and difficult. Several of our customers have engaged in mergers, acquisitions and divestitures, such as SBC acquiring AT&T, Verizon acquiring MCI, Alltel acquiring Western Wireless, and Sprint acquiring NEXTEL. Also, both Sprint-Nextel and Alltel are in process of spinning off their local wireline businesses and focusing on their core wireless businesses. Currently, major wireline companies are focusing their capital expenditure spending on FTTC (fiber to the curb) and FTTN (fiber to the node) for both broadband and video services distribution, while wireless companies are focusing their capital expenditure spending on migration of acquired systems to the standards of the acquiring carrier, integrating networks, improving area coverage and deploying 3G data services.

While the telecommunications market is extremely volatile, capital expenditure spending expanded in 2005 by 8.9% and analysts have projected further growth in 2006 and 2007. We believe this growth forecast provides us with an opportunity to capitalize on our customers’ capital expenditure plans.

In 2005, we targeted the capital expenditure growth in the wireless market by developing a variety of new midsize products. The 128HP product was created to serve the wireless base station market, including both cabinet and hut applications. The 128HP was well received by the market, and is already standardized at one of the large wireless operators.

We introduced complementary versions of the 128F and 129F in 2005. The two products serve –48V and +24V applications, and are used in both the wireless and wireline markets. Both products were in key customer trials at the end of 2005.

We also embarked on a plan to extend the life cycle of our venerable 162 platform of products. We are upgrading the system to modern digital rectifiers that provide our customers with additional features such as higher power conversion efficiency, front panel test jacks, enhanced EMI filtering and microprocessor control.

While we focused much of our efforts on capitalizing on the demand for midsize systems, we also continued to refine our longstanding line of Battery Distribution Fuse Bays (BDFB) as well as our large modular power plant. These developments enabled us to continue to be deployed in large switching offices in both the wireline and wireless markets.

Our breadth of products expanded when we redesigned our inverter product line, the 827E, to target the needs of operators who were utilizing AC-powered equipment in traditionally DC-powered offices. The initial response to the product has been very positive. The 827E can also be packaged with our DC products to provide the customers a turnkey solution for DC and AC power.

The only impact we foresee an impact from as a result of recent consolidation in the telecommunication industry is the loss of Nextel 135 product line revenues from one of our major wireless customers. We anticipate that additional revenue generated from our proposed Delta acquisition will cover the loss of the specific Nextel product line, but we anticipate continuing to do business with Nextel in other areas.

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

Revenue Recognition

In December of 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statement.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, supercede as a result of the issuance of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The issuance of SAB No. 104 reflects the concepts contained in EITF 00-21. The issuance of SAB No. 104 did not have a material impact on our results of operations, financial position or cash flows.

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

Goodwill and Intangible Assets

An annual review of goodwill is prepared as of October 31 of each year. An independent third party performed the review of goodwill that is attributed to our service segment as of October 31, 2005, and it was determined there was no further impairment. As of 2004, the review resulted in a $6.0 million impairment and was primarily the result of the loss of a significant service customer. An independent third party performed a review as of October 31, 2003 and determined that there was no further impairment of goodwill for 2003 above the initial impairment of $5.7 million that was recorded in the second quarter of 2003, which was the result of continued revenue decline in our service segment. There were two valuations performed in 2003, the first was the request of new management coming in at the end of May 2003 in order to get a sense of the current condition of the company and the second was to conform with the annual valuation period.

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

Impairment or Disposal of Long Lived Assets

Our assessment of impairment of long lived assets is based on the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The company reviews annually for any potential impairment of its long lived assets. In 2003, we performed a review on our fixed assets, excluding buildings, and found them to be impaired. We recognized a $3.3 million write down on our machinery and equipment. We performed a review for 2004 and 2005 and found no significant decrease in the market price of the equipment, nor any significant adverse changes in the way they will be used, and we do not expect any large maintenance projects. For these reasons along with the continual period depreciation, we feel the machinery and equipment are valued appropriately.

In addition, we continually review our buildings for further impairment. In 2003, we reviewed our Galion, Ohio facilities and determined we had excess capacity. We then recorded an asset impairment charge of $1.1 million to reflect the assets held for sale at their estimated realizable values based upon market conditions. These two facilities which consist of a new manufacturing facility and a shell, corporate headquarters facility have remained for sale. A contract to sell the new manufacturing facility was signed and we recognized in September 2005 further impairment of the facility in the amount of $430 thousand. The final sale was completed in February of 2006. Upon the sale of the new manufacturing building, we hired an appraisal firm to determine the fair value of the remaining corporate headquarters shell. Based on the results of the appraisal, it was determined that the building was further impaired and we recognized an additional impairment of $1.17 million. The building will remain for sale and appears as assets held for sale in current assets.

The sale of the Denver facility, which was deemed impaired in 2003, was completed on October 31, 2005, and we paid off the associated industrial revenue bonds on December 1, 2005. We recognized an additional $146 thousand impairment on the Denver facility in October 2005.

Inventory Valuation

Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Inventory costs consist of purchased product, internal and external manufacturing costs, and freight. We sell our products as component replacement parts or on a build-to-order basis that ships to the customer upon completion.

We continually review the inventory for obsolescence or excessive quantities and accrue accordingly. At a minimum, all part numbers are reviewed quarterly. Should a part number have no usage for a year, we will reserve 100% of the standard cost for those part numbers which will reduce the total gross inventory value. In addition, we review for excesses and reserve a percentage as appropriate of standard costs for any excesses that are greater than the last twelve month usage or two times future six month requirements, whichever is greater. For 2005, upon further review of our excess quantities, we determined that our 50% reserve on excesses was not sufficient. The same formula will continue to be used to determine the excesses quantities, but we will now reserve 100% of these quantities. This created a $1.2 million inventory change in estimate.

We also reviewed the inventory costs, per the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin No. 43, Chapter 4,

“Inventory Pricing.” Upon completion of the review, we are comfortable that there are no abnormal idle facility costs, freight or handling costs in the inventory valuation. SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production statement for fiscal year 2006. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have adopted this statement and recognized a write down of $728 after a thorough review of all inventory costs. We believe that calculating the cumulative effect is impractical and may furnish results different from what they would have been had the newly adopted principle been used in prior periods. Therefore, the effect of the change was recognized as change on current year results of operations. The loss per common share impact of this change in principle, assuming no dilution, is $0.03.

Deferred Taxes

We record income taxes under the asset and liability method. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

At December 31, 2005, we have net deferred tax assets of $0 attributable to a gross valuation allowance of 100%. This valuation allowance is based on the weight of available evidence that more likely than not, the deferred tax assets will not be realized. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans, tax planning strategies and other expectations about future outcomes. Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

Our ability to realize deferred tax assets is primarily dependent on the future taxable income of the taxable entity to which the deferred tax asset relates. We evaluate all available evidence to determine whether it is more likely than not that some portion or the entire deferred income tax asset will not be realized.

The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of continued operating losses and uncertainty as to the timing of profitability in future periods, we have established a valuation allowance against the entire net deferred tax assets as it is more likely than not that the tax benefit of these items will not be realized. Should future taxable income be materially different from our estimates, changes in the valuation allowance could occur that would impact our tax expense in the future.

Results of Operations

The following table shows, for the periods indicated, selected items from our consolidated statement of operations, as a percentage of net sales.

	Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.9	87.0	108.9
Impairment of product segment machinery and equipment	—	—	8.5
Inventory impairment	—	—	22.4

Gross margin	19.1	13.0	(39.8)
Operating expenses:
Research, development and engineering	8.1	9.4	9.8
Selling, general and administrative	18.0	25.2	26.8
Impairment of service segment goodwill and other intangibles	—	19.0	14.8
Real estate impairment	4.1	—	3.1

	30.2	53.6	54.5

	Years Ended December 31,
	2005	2004	2003
Loss from operations	(11.1)	(40.6)	(94.3)
Loss from joint venture	—	(0.3)	—

Loss from operations after joint venture	(11.1)	(40.9)	(94.3)
Interest income, net	0.3	0.5	0.2

Loss before income taxes and before cumulative effect of accounting change	(10.8)	(40.4)	(94.1)
Benefit (provision) for income taxes	—	1.5	(0.1)

Net loss before cumulative effect of accounting change	(10.8)	(38.9)	(94.2)
Impairment of goodwill	—	—	—

Net loss	(10.8)%	(38.9)%	(94.2)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales.    Net sales increased $10.8 million, or 34.5%, to $42.4 million for the year ended December 31, 2005 from $31.6 million for the year ended December 31, 2004. This was in line with the telecom growth that the industry had experienced in 2005. The wireless carriers provided 62% of our revenues in 2005 as compared to 55% of revenues in 2004.

Net sales in our product segment increased by $10.0 million, with the result being $31.1 million for the year ended December 31, 2005 as compared to $21.1 million for year ended December 31, 2004. The upward trend we recognized in the product segment has continued through 2005 as our customers have further increased their CAPEX spending. As of December 31, 2005, our product backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had decreased to $2.6 million from $3.5 million at December 31, 2004. We believe this decrease was temporary, as January and February of 2006 bookings have increased as compared to the same periods in 2005.

Net sales in our service segment increased by $0.9 million, resulting in $11.4 million for year ended December 31, 2005 as compared with $10.5 million for the year ended December 31, 2004. Again the increase was a reflection of the telecom industry increase in CAPEX spending. As of December 31, 2005, our service backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $1.0 million, remaining flat with December 31, 2004.

Gross Margin.    Gross margin dollars increased $1.8 million to $5.9 million in 2005 as compared to a $4.1 million in 2004. Gross margin as a percentage of net sales increased slightly to 13.8% in 2005 compared to 13.0% in 2004.

The product gross margin increased to $4.6 million in 2005 as compared to 2004 which had $3.4 million. The increase in product sales volume was the primary attribute in the increased product gross margin as the volume increase has a positive impact on absorption. Gross margin as a percentage of product sales decreased to 14.7% in 2005, which includes the inventory impairment, compared to a 16.1% in 2004.

The service segment gross margin increased to $1.3 million in 2005 as compared with the 2004 of $714 thousand. Service gross margin as a percentage of sales was 11.4% in 2005 as compared to 6.8% in 2004.

Research, Development and Engineering.    Research, development and engineering expense increased to $3.4 million in 2005 from $3.0 million in 2004, representing an increase of $490 thousand. As a percentage of net product sales, research, development and engineering expense decreased to 11.1% in 2005 from 14.0% in

2004. This percentage decrease was due to the increased sales volume. The research, development and engineering expense increase was largely due to the focus on growth in the wireless market and the development on midsize products. The majority of these new products require Network Equipment Building Standards (NEBS) testing as specified by our customers. This testing is very expensive, which is impacting our R&D expenses.

Selling, General and Administrative.    Selling, general and administrative expense decreased to $7.7 million in 2005 from $8.0 million in 2004, representing a decrease of $299 thousand. As a percentage of net sales, selling, general and administrative expense decreased to 18.0% in 2005 from 25.2% in 2004. This percentage decrease was due to increased sales volumes.

Interest Income.    Interest income, net, was $178 thousand in 2005 compared to $149 thousand in 2004. The increase in interest income, net, in the current year was due primarily to the increase in interest rates and reduction of debt over the course of the year.

Income Taxes.    As a result of our significant continued operating losses in recent years, we determined a valuation allowance for our net deferred tax assets was required. As such, our effective income tax rate was 0.2% in 2005, compared to an effective rate of 3.6% in 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales.    Net sales declined $7.0 million, or 18.2%, to $31.6 million for the year ended December 31, 2004 from $38.6 million for the year ended December 31, 2003. A 2.9% increase in product net sales was not enough to overcome a 42% decrease in services net sales. We believe this decline primarily was attributable to our customers being slow to react to their announced increases in CAPEX spending in the first two quarters of 2004.

Net sales in our product segment increased by $579 thousand to $21.1 million for the year ended December 31, 2004 as compared to $20.5 million for year ended December 31, 2003. As of December 31, 2004, our product backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had increased to $3.5 million from $596 thousand at December 31, 2003.

Net sales in our service segment decreased by $7.6 million, which resulted in $10.5 million for year ended December 31, 2004 as compared with $18.1 million for year ended December 31, 2003. This decrease was due to the loss of a customer as a result of local service competition that is cropping up across the country. As of December 31, 2004, our service backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had decreased to $1.0 million from $1.6 million at December 31, 2003.

Gross Margin.    Gross margin dollars increased $19.5 million to a positive margin of $4.1 million in 2004 as compared to a negative margin of $15.4 million in 2003. Gross margin as a percentage of net sales increased to a positive 13.0% in 2004 compared to a negative 39.8% in 2003. A significant increase in both product margins and service margins from 2003 to 2004 contributed to the overall increase in gross profit margin.

The product gross margin increased to a positive $3.4 million in 2004 as compared to 2003 which had a negative $12.1 million. This increase was attributable primarily to increased product sales volume, a focus on product cost reductions, and increased absorption. We improved product standard margins via cost reductions, which resulted in a 1% improvement in 2004 to 32% as compared to 31% in 2003. In addition, we had $3.0 million of additional absorption in 2004 as compared to 2003. We did not recognize any impairment in 2004, while 2003’s gross margin reflected an $8.6 million inventory impairment charge along with a $3.3 million machinery and equipment impairment charge. Gross margin as a percentage of product sales increased to 16.1% in 2004 compared to a negative 59.3% in 2003, which includes impairments.

The service segment gross margin increased to a positive $714 thousand in 2004 as compared with the 2003 negative gross margin of $3.2 million. Our new project management structure for services positively impacted the 2004 gross margin along with the loss of a customer mentioned in the net sales comparison above. Service gross margin as a percentage of sales was a positive 6.8% in 2004 as compared to a negative 17.8% in 2003.

Research, Development and Engineering.    Research, development and engineering expense decreased to $3.0 million in 2004 from $3.8 million in 2003, representing a decrease of $830 thousand. In prior periodic reports on Form 10-K, we have measured R&D expenditures as a percentage of total sales. Ideally, R&D should be compared to product sales only and we have included this change for 2004 and will continue going forward. As a percentage of net product sales, research, development and engineering expense decreased to 14.0% in 2004 from 18.5% in 2003. This percentage decrease was largely the result of the continued effort to reduce expenses along with the more efficient design of flexible, modular power. This modularity concept was starting to show some financial results. Fourth quarter 2004 research, development, and engineering expenses were $772 thousand, compared to $708 thousand in the fourth quarter 2003. This represents a 9.0% increase.

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

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of December 31, 2005, available cash and cash equivalents approximated $8.8 million. Based on available funds, current plans and increasingly opportunistic business conditions, management believes that the Company’s available cash, borrowings and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

Working capital was $23.6 million at December 31, 2005, which represented a working capital ratio of 3.6 to 1, compared to $23.8 million at December 31, 2004. Our investment in inventories and accounts receivables was $16.0 million and $15.8 million at December 31, 2005 and 2004, respectively. Our capital expenditures were $0.06 million, $0.2 million, and $0.3 million in 2005, 2004, and 2003, respectively. Our budgeted capital expenditures for 2006 are $0.6 million as we remain focused on conserving cash. Accounts receivable days sales outstanding stood at 51 days at December 31, 2005, as compared to 61 days at December 31, 2004. At December 31, 2005, inventory days on hand, which represents gross inventory excluding impairments or reserves, were 123 days, as compared to 286 days on hand at December 31, 2004.

Cash flows used by operating activities were $5.7 million in 2005, remaining flat with cash flows used by operating activities of $5.7 million in 2004. This use of cash was primarily the result of operating losses along with increases in accounts receivable and decreases in accounts payable. This was offset by an inventory decrease. We saw positive inflow of cash from investing activities resulting from the sale of the Denver, Co. facility. From financing activities, we also had a positive inflow as the restricted cash was released as a result of the sale of the Denver facility but the associated industrial revenue bonds were paid off netting to a positive result.

In August 2001, we entered into adjustable rate industrial revenue bonds for $6.5 million from the County of Arapahoe, Colorado in connection with the opening of our Denver service center. The $2.0 million Series A Bonds bear interest at 2.2% at December 31, 2004. The $4.5 million Series B Bonds bear interest at 2.55% at December 31, 2004. We sold the Denver, Colorado facility on October 31, 2005 and paid off these bonds in December 2005.

In September 2001, the Board of Directors authorized the repurchase of up to one million common shares in the open market or in private transactions. As of December 31, 2001, we had acquired 408,000 shares at a cost of $1.6 million. During the second quarter of 2002, we acquired 181,112 shares at a cost of $600,000. On July 26, 2002, the Board approved a one million share increase in the program. During the third quarter of 2002, we acquired 795,600 shares at a cost of $1.5 million, and in the fourth quarter of 2002, we acquired 1,000 shares at a cost of $1,470. As of December 31, 2005, we had repurchased a total of 1,385,712 shares at an average price of $2.70 per share. If we decide to repurchase additional shares going forward, we will request authorization from the board. There were no additional shares repurchased in 2005 or 2004.

We have an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. The balance of the restricted cash at National City Bank is $3.7 million.

We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We do not currently plan to pay dividends.

We have capital lease agreements for computer, machinery and office equipment that expire through 2007. Future minimum annual lease payments required during the years ending in 2006 and 2007 are $121,000 and $389,000, respectively.

We have operating leases covering certain office facilities, and equipment that expire at various dates through 2009. Future minimum annual lease payments required during the years ending in 2006 through 2009 under non-cancelable operating leases having an original term of more than one year are $234,000, $181,000, $92,000 and $47,000, respectively.

The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, and certain other material purchase obligations as of December 31, 2005.

(In thousands)	Total	2006	2007	2008	2009	After 2009
Capital Lease Obligations (1)	510	121	389	—	—	—
Operating Lease Payments (2)	554	234	181	92	47	—
Other Purchase Obligations	38	38	—	—	—	—

Total	$1,102	$393	$570	$92	$47	$—

(1)	The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. See Note 6 of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(2)	Our operating lease obligations are described in Note 6 of the Notes to Consolidated Financial Statements. A portion of these obligations is backed by a letter of credit totaling $78,000 at December 31, 2005, which expires on October 31, 2006.

Impact of New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” This

statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized as current period charges. The provisions of this statement become effective for fiscal years beginning after June 15, 2005. SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production statement for fiscal year 2006. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have adopted this statement and recognized a write down of $728 thousand after a thorough review of fixed costs.

In December 2004, FASB issued Statement No. 123R, “Share Based Payment,” a revision of Statement No. 123, “Accounting for Stock Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. Statement 123R is effective for the first interim or annual period beginning after July 15, 2005. Upon adoption of Statement 123R, amounts previously disclosed under Statement No. 123 will be recorded in the consolidated statement of operations. Consistent with the provisions of the new standard, the Company intends to adopt Statement 123R in the first quarter of 2006. The Company currently measures compensation costs related to its share-based awards under APB 25, as allowed by Statement 123. Information about the fair value of stock options under the Black Scholes model and its pro forma impact on the Company’s net loss and loss per share can be found in Note 1 to the financial statements.

Off-Balance Sheet Financings

We do not have any off balance sheet entities or arrangements. All of our subsidiaries are reflected in our financial statements. We do not have any interests in or relationships with any special-purpose entities that are not reflected in our financial statements.

ITEM 7A—QUALITATIVE	AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate or foreign currency transactions. Our foreign currency exposure was immaterial as of December 31, 2005, 2004 and 2003.

Our primary interest rate risk exposure results from our revolving line of credit facility. We had $1.4 million borrowings under this facility at December 31, 2005. We currently do not hedge our exposure to floating interest rate risk.

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

PECO II, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PECO II, Inc.

Galion, Ohio

We have audited the accompanying consolidated balance sheet of PECO II, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PECO II, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventory costing in 2005 to conform to Statement of Financial Accounting Standards No. 151.

/s/    BATTELLE & BATTELLE LLP

Dayton, Ohio

March 3, 2006

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

March 30, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of PECO II, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of PECO II, Inc. (an Ohio Corporation) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, shareholders’ equity and cash flows of PECO II, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Cleveland, Ohio

January 28, 2004

PECO II, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$8,778	$9,723
Accounts receivable, net	6,877	5,764
Inventories, net	9,112	10,031
Prepaid expenses and other current assets	732	527
Assets held for sale	3,518	4,136
Restricted cash	3,683	9,722

Total current assets	32,700	39,903

Property and equipment, at cost:
Land and land improvements	195	254
Buildings and building improvements	4,608	10,363
Machinery and equipment	9,072	9,255
Furniture and fixtures	5,853	6,237

	19,728	26,109
Less-accumulated depreciation	(13,904)	(13,832)

Property and equipment, net	5,824	12,277
Other assets:
Goodwill	1,774	1,774
Long term notes receivable	—	11
Investment in joint venture	6	16

Total assets	$40,304	$53,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Industrial revenue bonds	$—	$5,860
Borrowings under line of credit	1,419	992
Capital leases payable	92	87
Accounts payable	1,880	2,537
Accrued compensation expense	1,106	1,227
Accrued income taxes	144	145
Other accrued expenses	4,455	5,255

Total current liabilities	9,096	16,103

Capital leases payable, net of current portion	354	448

Shareholders’ equity:
Common shares, no par value: authorized 50,000,000 shares; 22,201,666 shares issued at December 31, 2005 and 2004	2,816	2,816
Additional paid-in capital	109,978	110,251
Accumulated deficit	(81,420)	(74,597)
Treasury shares, at cost, 346,925 and 635,364 shares at December 31, 2005 and 2004, respectively	(520)	(1,040)

Total shareholders’ equity	30,854	37,430

Total liabilities and shareholders’ equity	$40,304	$53,981

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net sales:
Product	$31,059	$21,049	$20,470
Services	11,388	10,515	18,137

	42,447	31,564	38,607
Cost of goods sold:
Product	26,487	17,660	20,682
Services	10,088	9,801	21,357
Impairment of product segment machinery and equipment	—	—	3,300
Inventory impairment	—	—	8,633

	36,575	27,461	53,972
Gross margin:
Product	4,572	3,389	(12,145)
Services	1,300	714	(3,220)

	5,872	4,103	(15,365)
Operating expenses:
Research, development and engineering	3,446	2,956	3,786
Selling, general and administrative	7,659	7,958	10,350
Impairment of service segment goodwill	—	5,987	5,700
Real estate impairment	1,746	—	1,203

	12,851	16,901	21,039

Loss from operations	(6,979)	(12,798)	(36,404)
Loss from joint venture	(10)	(84)	—

Loss from operations after joint venture	(6,989)	(12,882)	(36,404)
Interest income, net	178	149	91

Loss before income taxes	(6,811)	(12,733)	(36,313)
Benefit (provision) for income taxes	(12)	463	(54)

Net loss	$(6,823)	$(12,270)	$(36,367)

Net loss per common share:
Basic and diluted	$(0.32)	$(0.57)	$(1.72)

Weighted average common shares outstanding:
Basic and diluted	21,627	21,488	21,220

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Treasury Shares		Total
	Number	Amount			Number	Amount
Balance, January 1, 2003	22,201,666	2,816	111,335	(25,960)	(1,060,027)	(2,404)	85,787
Stock options and stock purchase plans	—	—	(609)	—	212,197	726	117
Net loss	—	—	—	(36,367)	—	—	(36,367)

Balance, December 31, 2003	22,201,666	2,816	110,726	(62,327)	(847,830)	(1,678)	49,537

Stock options and stock purchase plans	—	—	(475)	—	212,466	638	163
Net loss	—	—	—	(12,270)	—	—	(12,270)

Balance, December 31, 2004	22,201,666	2,816	110,251	(74,597)	(635,364)	(1,040)	37,430

Stock options and stock purchase plans	—	—	(273)	—	288,439	520	247
Net loss	—	—	—	(6,823)	—	—	(6,823)

Balance, December 31, 2005	22,201,666	$2,816	$109,978	$(81,420)	(346,925)	$(520)	$30,854

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,823)	$(12,270)	$(36,367)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,339	1,578	2,234
Goodwill impairment	—	5,987	5,700
Goodwill tax adjustment	—	81	—
Loss on disposals of property and equipment	45	287	442
Loss from joint venture	10	84	—
Asset impairment	1,746	—	—
Inventory impairment	—	—	8,633
Real estate impairment	—	—	1,203
Impairment of product segment machinery and equipment	—	—	3,300
Working capital changes:
Accounts and notes receivable	(1,102)	212	1,849
Inventories	919	(1,458)	1,532
Prepaid expenses and other current assets	(205)	(117)	643
Accounts payable, other accrued expenses and accrued income taxes	(1,469)	215	9,173
Accrued compensation expense	(121)	(265)	(95)

Net cash used for operating activities	(5,661)	(5,666)	(1,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55)	(184)	(282)
Proceeds from sale of property and equipment	4,009	104	4,280

Net cash provided by (used for) investing activities	3,954	(80)	3,998

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash on industrial revenue bond and lines of credit	6,039	(2,574)	(7,011)
Net borrowings under lines of credit	427	992	—
Investment in joint venture	—	(100)	—
Repayments of long-term debt and capital leases	(5,949)	(378)	(3,659)
Proceeds from issuance of common shares- options exercised	199	82	—
Proceeds from issuance of common shares- ESPP	46	81	117

Net cash provided by (used for) financing activities	762	(1,897)	(10,553)

Net decrease in cash	(945)	(7,643)	(8,308)
Cash and cash equivalents at beginning of period	9,723	17,366	25,674

Cash and cash equivalents at end of period	$8,778	$9,723	$17,366

Supplemental Disclosure of Cash Flow Information:
Income taxes paid/(refunded)	$135	$35	$(12,390)
Interest paid	247	151	205

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

Cash and Cash Equivalents

Cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash. At December 31, 2005 and 2004, the Company had cash equivalents of $8,778 and $9,723, respectively. The Company’s investments in marketable securities are considered trading securities which the company considers a cash equivalent as they are held for short-term periods in anticipation of market gains and are reported at fair market value with unrealized gains and losses included in income. At December 31, 2005 and 2004, the Company had marketable securities of $4,092 and $8,783 respectively.

Restricted Cash

At December 31, 2005, our restricted cash was $3,683. This restricted cash total consists of collateral for the $3,500 line of credit, a $78 letter of credit for an IBM operating lease and the remaining balance is interest earned. At December 31, 2004, our restricted cash was $9,722 which consisted of the $3,500 line of credit, a $194 letter of credit, a deposit account as collateral for the industrial revenue bonds and associated escrow account for $5,955, and the remaining balance was interest earned.

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date. The Company grants credit on open accounts to its customers, substantially all of whom are in the telecommunication industry. Due to the nature of its customer base, the Company’s historical credit risk has been low. The Company generally requires payment within thirty days from delivery and has not provided extended payment terms under any type of vendor financing arrangements. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates necessary allowances based on its analysis of customers’ outstanding receivables at the individual invoice level, the customers’ payment history and any other known factors concerning their current financial condition and ability to pay. After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance. Accounts receivable are net of the allowance for doubtful accounts of $119 and $68 at December 31, 2005 and 2004, respectively.

Trade receivables include costs and estimated earnings in excess of amounts billed on service jobs of $209 and $736 at December 31, 2005 and 2004, respectively. These amounts are billable upon completion of the job.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Inventories

Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method. Inventory costs consist of purchased product, internal and external manufacturing costs, and freight.

We have reviewed the inventory costs, per the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” Upon completion of the review, we are comfortable that there are no abnormal idle facility costs, freight or handling costs in the inventory valuation. SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production statement for fiscal year 2006. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have adopted this statement and recognized a write down of $728 after a thorough review of all inventory costs. We believe that calculating the cumulative effect is impractical and may furnish results different from what they would have been had the newly adopted principle been used in prior periods. Therefore, the effect of the change was recognized as change on current year results of operations. The loss per common share impact of this change in principle, assuming no dilution, is $0.03.

In addition, after further review of our current inventory excesses we have determined that our methodology for evaluating excess inventories is not sufficient, therefore requiring a change in estimate. In the past, we considered all quantities that were greater than twelve months of usage or two times current six months of requirements, as excess. We then reserved 50% of that value. After scrapping of excess during the fourth quarter of 2005, we had $605 of additional costs that had not been reserved. Based on conclusions during the scrapping process, we now believe these excesses will ultimately become obsolete and have changed our estimate to reserve 100% of the excess calculated value. This had a $612 increase in the reserve.

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

Equipment under capital leases is amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets. Depreciation for the years ended December 31, 2005, 2004, and 2003, was $1,339, $1,578, and $2,234, respectively.

Goodwill

The Company’s assessment of goodwill is based on the requirements of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires management to estimate the

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

fair value of the Company and its reporting units. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For goodwill, any one of a number of future events could cause the Company to conclude that impairment indicators exist and the carrying value of these assets cannot be recovered.

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

Warranties

The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when revenue is recognized. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. At a minimum, the Company reviews the adequacy of its warranty liability quarterly based on changes in these factors. For certain customer contracts, the Company offers warranties that extend beyond the standard two year interval.

The changes in the Company’s accrued product warranty costs are as follows:

	December 31,
	2005	2004
Accrued warranty costs, beginning of year	$701	$834
Annual accrual	350	302
Rectifier, warranty term extension	451	—
Shelf, warranty field work	381	—
Warranty claims	(531)	(435)

Accrued warranty costs, end of year	$1,352	$701

In 2005, we upgraded the design of one of our key power system products by incorporating next generation rectifiers. To ensure we meet the terms of our contractual commitments, we reserved an additional $451 to cover the estimated end of life cost to support the previous rectifier.

In 2005, we discovered that certain applications of a key product could result in the failure of a rectifier shelf and/or rectifiers. Two customers have this product line deployed in their networks. The Company agreed to replace rectifier shelves in the field to ensure product stability and to minimize exposure from potential rectifier failures. We recorded a $381 expense at the end of 2005 to cover the estimated warranty costs.

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

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Cost of Goods Sold

The product segment cost of goods sold includes various components. In addition to the standard material and labor costs, there are other various expenses such as: freight, purchasing and material control costs, shipping and receiving costs, quality control costs, industrial engineering, and warehousing.

The service segment cost of goods sold includes all expense items related to specific jobs, such as labor, material and freight. In addition there are purchasing, material control, quality control and warehousing expenses.

Research and Product Development Costs

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred.

Selling, General and Administrative

Expenses associated with the selling, general, and administrative costs would includes executive administrative expenses, corporate governance and public reporting, accounting and finance, information technology and sales and marketing expenses.

Advertising Expense

The Company expenses costs of advertising as incurred.

Investment in Joint Venture

In May 2004, PECO II Global Services, Inc. (PGS), a wholly owned subsidiary of PECO II, Inc., formed a joint venture with b+w Electronics Systems Verwaltung-GmbH (BWESV), a German corporation. The new joint venture, name b+w II, Inc., is 50 percent owned by PGS and 50 percent owned by BWESV. This joint venture represents progress in the Company’s efforts to establish worldwide relationships in pursuit of specially selected projects associated with system and service opportunities in the telecommunications sector. This investment is accounted for under the equity method. Under this method, the investment is initially recorded at cost and is adjusted for contributions and distributions and the Company’s share of earnings or losses. Since inception, there have been no additional contributions or distributions.

Treasury Shares

The Company did not repurchase shares in 2005 or 2004. The Company issued 288,439 and 212,466 shares at an average cost of $3.005 and $1.802 per share during 2005 and 2004, respectively. Of the treasury shares recorded in the Company’s consolidated financial statements, 200,000 shares may be issued as a stock award.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Impairment of Long-Lived Assets and Assets Held for Sale

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets classified as held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

Financial Instruments

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, trade accounts receivable, accounts payable, borrowings under lines of credit and long-term debt. All financial instruments are considered to have a fair value, which approximates carrying value at December 31, 2005 and 2004. Financial instruments that potentially subject the Company to concentration of credit risk consist of trade accounts receivable. Trade accounts receivable due from three customers at December 31, 2005 and 2004 was $4,718 and $3,264, respectively, which accounted for 68.6% and 56.6% of total accounts receivable due at these dates.

These trade accounts receivables are reputable customers and management feels there is minor risk associated with these accounts. Cash and cash equivalents and short-term investments are placed with high-credit quality financial institutions. The Company’s credit risk with respect to trade receivables is, limited in management’s opinion, due to industry and geographic diversification. As disclosed, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires companies making voluntary changes to their accounting policies to apply the changes retrospectively, meaning that past earnings will be revised to reflect the impact in each period, rather than the current practice of taking a single charge against current earnings. The statement applies to all voluntary changes in accounting policies and to new rules issued by the FASB that require companies to change their accounting, unless otherwise stated in the new rules. SFAS No. 154 is effective beginning January 1, 2006, with earlier application allowed. We plan to adopt SFAS No. 154 as of January 1, 2006 and do not expect this to have a material effect on our current financial position or results of operation.

The Company currently follows APB Opinion No. 20, which will be replaced by SFAS No. 154 as of January 1, 2006. Accordingly, as of December 31, 2005, management does not apply accounting changes retrospectively.

Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for employee and director stock option grants under its stock option plans and for stock purchases under its employee stock purchase plan in accordance with the intrinsic value-based method of accounting prescribed by Accounting Principles Board (or “APB”) Opinion No. 25, “Accounting for Stock

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, no compensation costs have been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” using the assumptions described in Note 10, to its stock-based employee plans.

	Year ending December 31,
	2005	2004	2003
Net loss, as reported	$(6,823)	$(12,270)	$(36,367)
Less: Stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(559)	(415)	(550)

Pro forma net loss	$(7,382)	$(12,685)	$(36,917)

Loss per share
Basic and diluted—as reported	$(0.32)	$(0.57)	$(1.72)

Basic and diluted—pro forma	$(0.34)	$(0.59)	$(1.74)

In December 2004, FASB issued Statement No. 123R, “Share Based Payment,” a revision of Statement No. 123, “Accounting for Stock Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. Statement 123R is effective for the first interim or annual period beginning after July 15, 2005. Upon adoption of Statement 123R, amounts previously disclosed under Statement No. 123 will be recorded in the consolidated statement of operations.

The United States Securities and Exchange Commission (“SEC”) announced on April 14, 2005 that it approved a phased-in implementation process for SFAS No. 123R. Under the new SEC implementation process, the company’s effective date for adopting SFAS No. 123R has been extended by six months. The company will adopt SFAS No. 123R’s fair value method of accounting for share-based payments to employees in the first quarter of fiscal 2006, as opposed to the third quarter of fiscal 2005, as originally required by SFAS No. 123R.

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

Off Balance-Sheet Financings

We do not have any off balance sheet entities or arrangements. All of our subsidiaries are reflected in our financial statements. We do not have any interests in or relationships with any special-purpose entities that are not reflected in our financial statements.

The Company adopted FASB Interpretation No. 46R (“FIN 46), “Consolidation of Variable Interest Entities,” for the quarter ended March 31, 2004. FIN 46 clarifies the application of Accounting Research Bulletin

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

No. 51, “Consolidated Financial Statement,” relating to consolidation of certain entities. First FIN 46 requires identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have any impact on the consolidated financial statements of the Company.

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

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

The following table summarizes certain information regarding segments of the Company’s operations for the years ended December 31, 2005, 2004, and 2003:

	December 31,
	2005	2004	2003
	(in thousands)
Net Sales:
Product	$31,059	$21,049	$20,470
Services	11,388	10,515	18,137

	$42,447	$31,564	$38,607

Loss from operations:
Product	$(4,239)	$(2,921)	$(24,291)
Services	(2,740)	(9,877)	(12,113)

	$(6,979)	$(12,798)	$(36,404)

Identifiable assets:
Product	$35,699	$51,003	$55,444
Services	4,605	2,978	10,080

	$40,304	$53,981	$65,524

Depreciation and amortization expense:
Product	$1,283	$1,488	$2,078
Services	56	90	156

	$1,339	$1,578	$2,234

Capital expenditures:
Product	$55	$184	$282
Services	—	—	—

	$55	$184	$282

3.    Loss Per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for twelve months ended December 31, 2005, 2004, and 2003, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the twelve months ended December 31, 2005, 2004, and 2003 were 2,601,500, 777,500, and 530,000, respectively.

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at December 31, 2005, 2004, and 2003 which were excluded because they were out-of-the-money were 110,600, 1,259,987, and 1,048,286, respectively.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statement as follows:

(In thousands)	2005	2004	2003
Outstanding shares, basic and diluted	21,855	21,566	21,354
Effect of weighting changes in outstanding shares	(228)	(78)	(134)

Weighted average in outstanding shares, basic and diluted	21,627	21,488	21,220

4.    Goodwill

An annual review of goodwill is prepared as of October 31 of each year. An independent third party performed the review of goodwill that is attributed to the Company’s service segment as of October 31, 2005. It was determined there was no further impairment of goodwill. In aggregate for years 2005, 2004, and 2003, there has been $11,687 of impairment losses recognized for the service segment.

An independent third party performed the review of goodwill that is attributed to the Company’s service segment as of October 31, 2004. The review resulted in $5,987 million impairment.

As of June 30, 2003, the Company had an independent third party review goodwill attributed to the service segment. This resulted in a $5,700 impairment. As of October 31, 2003, the Company had an independent third party perform a review and determined that there was no further impairment. An annual review of goodwill is further required at the end of October each year.

Goodwill is summarized as follows:

Balance, January 1, 2003	$13,542
Goodwill Impairment	5,700

Balance, December 31, 2003	7,842
Goodwill Impairment	5,987
Other Write-offs	81

Balance, December 31, 2004	1,774
Goodwill Impairment	—

Balance, December 31, 2005	$1,774

5.    Inventories

Inventories are summarized as follows:

	December 31,
	2005	2004
Raw materials	$8,670	$11,919
Work-in-process	1,920	927
Finished goods	632	1,322

Gross Inventory	11,222	14,168
Obsolescence	(2,110)	(4,137)

Net Inventory	$9,112	$10,031

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

6.    Line of Credit and Long-Term Debt

On October 18, 2004, the Company executed an agreement for a conventional line of credit agreement for $3,500 and a deposit account as collateral for the line of credit which is reflected as restricted cash on the balance sheet. There were no line of credit covenants. As of December 31, 2005, there was a balance of $1,419. The weighted average interest rate on this balance was 5.885% at December 31, 2005. The loan’s effective interest rate is one month LIBOR plus 1.5%.

A summary of the Company’s long-term debt outstanding is as follows:

	December 31,
	2005	2004
Industrial revenue bonds for $6,500 from the county of Arapahoe, Colorado; $2,000 Series A Bonds due August 2021, adjustable rate interest at 2.2%; $4,500 Series B Bonds due August 2017, adjustable rate interest at 2.55%	$—	$5,860
Total	—	5,860
Less—current portion	—	5,860

	$—	$—

During the fourth quarter of 2005 the Denver, Colorado facility was sold for $4,400. The sale of the Denver, Colorado facility also resulted in the payoff of the County of Arapahoe, Colorado industrial development revenue bonds and the release of the restricted cash associated with the bonds.

7.    Asset Impairment Charges and Assets Held For Sale

The company reviews annually for any potential impairment of its long lived assets. In 2003, we performed a review on our fixed assets, excluding buildings, and found them to be impaired. We recognized a $3,300 write down on our machinery and equipment. We performed a review for 2004 and 2005 and found no significant decrease in the market price of the equipment, nor any significant adverse changes in the way they will be used, and we do not expect any large maintenance projects. For these reasons along with the continual period depreciation, we feel the machinery and equipment are valued appropriately.

In addition, we continually review our buildings for further impairment. In 2003, we reviewed our Galion, Ohio facilities and determined we had excess capacity. The Company then recorded an asset impairment charge of $1,203 to reflect the assets held for sale at their estimated realizable values based upon market conditions. These two facilities which consist of a new manufacturing facility and a shell, corporate headquarters facility have remained for sale.

A contract to sell the new manufacturing facility was signed and we recognized in September 2005 further impairment of the facility in the amount of $430. The final sale was completed in February of 2006. Upon sale of the manufacturing we hired an appraisal firm to determine the fair value of the remaining corporate headquarters shell. Based on the results of the appraisal, it was determined that the building was further impaired and we recognized an additional impairment of $1,170. The building is classified as assets held for sale in current assets.

The sale of the Denver facility, classified as held for sale at December 31, 2004, was completed on October 31, 2005 and the associated industrial revenue bonds were paid off on December 1, 2005. We recognized an additional $146 impairment on the Denver facility in October 2005.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

8.    Lease Commitments

The Company leases computers, machinery and office equipment under capital lease agreements that expire through the year 2007. The amount of the capital leases included in property and equipment at December 31, 2005 and 2004 is summarized as follows:

	December 31,
	2005	2004
Furniture and equipment	$903	$903
Less-accumulated depreciation	630	611

	$273	$292

The Company has certain non-cancelable operating leases covering certain office facilities and equipment that expire at various dates through 2009. The future minimum capital and operating lease payments for years ending December 31 are as follows:

	Capital Leases	Operating Leases
2006	121	234
2007	389	181
2008	—	92
2009	—	47

Total minimum lease payments	510	$554

Less—amounts representing interest	62

Present value of future minimum lease payments	447
Less—current maturities	92

Long-term capital leases	$354

A portion of the operating lease is backed by a letter of credit totaling $78 at December 31, 2005, which expires on October 31, 2006. The letter of credit is secured and classified as restricted cash.

Aggregate rental expense on operating leases for the years ended in 2005, 2004, and 2003, approximated $210, $407, and $595, respectively.

9.    Contingencies

The Company was a party to legal proceedings and litigation, which arose in the ordinary course of business and were assumed in connection with an acquisition. During April of 2005, the legal proceedings referred to above were settled. The Company completed a $2,670 payout, resulting in a signed release from the plaintiff dated April 22, 2005, bringing closure to the legal action.

The Company has a $378 contingency reserve for potential sales tax liability from prior acquisitions, for potential service nexus in states that we are not currently filing returns, and other miscellaneous sales or use tax issues. The Company does not volunteer to pay more taxes than necessary but believes this is an appropriate approach to the risks associated with prior and current year taxes.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

A $206 contingency reserve was reviewed of specific inventory part numbers that are being discontinued. The expected date to discontinue these part numbers is planned in the early part of the second quarter of 2006. Due to long lead times for the specific part numbers, there are outstanding purchase orders that will go beyond that date. These items are a single source item and we are committed, thus requiring the reserve. These reserves are classified as other accrued expenses on the balance sheet.

10.    Stock Option Plans

In June 2000, the 2000 Performance Plan was adopted and approved by our shareholders for the issuance of up to 2,500,000 common shares. This plan provides for awarding stock options to employees and contains provisions under which employees may be granted stock options in lieu of a portion of their compensation, subject to the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the Company’s common stock at the date of grant, generally vest over three to four years, and must be exercised within five years from the grant date. At the May 2004 annual meeting, shareholders voted and approved an amendment to the 2000 Performance Plan, which would provide for the issuance of up to an additional 2,500,000 common shares.

Information relating to the Company’s outstanding option plans is as follows:

	Total Options	Option Price	Weighted Average Option Price
Shares under option at January 1, 2003	1,410,340	2.20 – 20.125	11.34
Granted	1,140,000	0.66 – 1.15	0.72
Forfeited/canceled	(972,054)	2.20 – 20.125	12.04
Exercised	—	—	—

Shares under options at December 31, 2003	1,578,286	0.66 – 20.125	3.19

Granted	917,500	0.81 – 1.22	1.11
Forfeited/canceled	(333,299)	0.66 – 20.125	2.99
Exercised	(125,000)	0.66 – 0.67	0.66

Shares under options at December 31, 2004	2,037,487	0.66 –20.125	2.25

Granted	857,500	1.01 – 1.20	1.10
Forfeited/canceled	(196,387)	1.15 – 20.125	11.60
Exercised	(236,500)	0.66 – 1.18	0.84

Shares under options at December 31, 2005	2,462,100	0.66 – 18.00	1.24

Options exercisable at December 31, 2005	1,346,850	0.66 – 18.00	1.36

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Under the 2000 Plan, 2,873,713 shares are available for issuance. The following table summarizes information about options and restricted stock outstanding at December 31, 2005:

Exercise Price	Outstanding Options			Options Exercisable
	Number of Shares	WT-Ave Remaining Contractual Life	WT-Ave Exercise Price	Number of Shares	WT-Ave Exercise Price
$0.6600	625,000	2.46	$0.6600	625,000	$0.6600
0.8100	200,000	3.84	0.8100	80,000	0.8100
0.9500	7,500	4.13	0.9500	3,000	0.9500
1.0100	100,000	4.44	1.0100	—	—
1.0600	7,500	4.08	1.0600	—	—
1.0700	500,000	4.57	1.0700	150,000	$1.0700
1.1500	120,000	3.00	1.1500	60,000	1.1500
1.1800	341,500	3.20	1.1800	139,000	1.1800
1.2000	250,000	4.67	1.2000	100,000	1.2000
1.2200	200,000	3.33	1.2200	80,000	1.2200
1.9010	3,000	1.56	1.9010	2,250	1.9010
6.3700	93,350	0.54	6.3700	93,350	6.3700
9.8125	14,000	0.21	9.8125	14,000	9.8125
18.0000	250	0.32	18.0000	250	18.0000

Totals/Ave	2,462,100	3.43	1.2399	1,346,850	1.3603

Options

The Company has elected to use the disclosure only method of complying with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of each option granted under the Company’s Plans are estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options:

Year of Grant	2005	2004	2003
Dividend Yield	0%	0%	0%
Expected Volatility	63.54%	112.31%	109.16%
Risk-free Interest Rate	6.48%	2.79%	2.22%
Expected Life	2.49	3.06	5.00
Weighted-average fair value	$0.47	$0.76	$1.29

Employee Stock Purchase Plan

The Company has elected to use the disclosure only method of complying with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of each share purchased under the Company’s Employee Stock Purchase Plan is estimated as of the date of the purchase using the Black-Scholes option pricing model with the following weighted average assumptions used for stock purchased in the fiscal year 2005: dividend yield of 0%, expected volatility of 63.54%, risk-free interest rate of 5.52%, and an expected life of the shares of 0.5 years.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Restricted Stock

Certain employees of the Company have been granted restricted stock. The following shows the total restricted stock awards granted during 2005:

Range	Number of Shares	WT- Ave Remaining Contractual Life	WT- Ave Exercise Price
$1.0700	200,000	4.57	$1.0700
$1.2000	50,000	4.57	$1.2000

The Company has elected to use the disclosure only method of complying with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of each restricted stock award granted under the Company’s Plans are estimated as of the date of the grant using the Black-Scholes restricted stock pricing model with the following weighted average assumptions used for restricted stock awards granted in fiscal years 2005: dividend yield of 0%, expected volatility of 63.54%, risk-free interest rates of 6.73%, and an expected life of the restricted stock awards of 1 year.

The risk-free interest rate is based on interest rates for government savings bonds. During 2005, interest rates on government issued savings bonds have steadily increased. The year-end interest rates for our stock options, employee stock purchase plan and restricted stock will vary as a result of different frequency and date of events.

At year end 2005, we completed a review of our annual volatility. An analysis of the historical stock price volatility as well as guide line public companies was assessed. The historical stock price volatility published in the 2004 Form 10-K consisted of a 5 year range which included IPO prices that rose to $46.82 as of 9/29/2000 as well as prices that dropped to $0.38 on 4/7/2003 in the midst of the telecom recession. As a result, management determined that this five year time frame of isolated, excessive historical volatility was not relevant in estimating expected volatility. Therefore, we believe that it is appropriate to exclude this period of historical data in order to more accurately estimate the expected future volatility. In addition, volatility calculations were performed on a 1-, 2-, and 3- year time periods as the most reflective of the current and expected volatility of our stock. We utilized annualized standard deviation of differences in the natural logarithms of the historical weekly stock prices of PECO II and the guideline companies. It was determined the 63.54% was an appropriate estimate and provides a better estimate of future volatility expectations than have been utilized in the past.

11.    Employee Benefit Plans

The Company has a 401(k)/Profit Sharing Plan. Under the Plan, eligible employees, as defined, may contribute up to 15% of their compensation subject to certain limitations. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. No contributions were made by the Company in 2005, 2004, and 2003.

In April 2001, the Company’s shareholders approved the 2000 Employee Stock Purchase Plan and reserved for issuance an aggregate of one million common shares. The Plan allows eligible employees to purchase common shares through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The Plan will terminate when all or substantially all of the common shares reserved for purposes of the plan have been purchased. During 2005, 2004, and 2003, 51,939, 87,466, and 193,197 shares, respectively, have been issued under the plan and 321,597 shares were available for future issuance.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

12.    Income Taxes

The Company accounts for income taxes using the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. The components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

	2005	2004	2003
Current tax provision (benefit):
Federal	$—	$(363)	$—
State	12	(100)	54

Total current	12	(463)	54

Deferred tax provision (benefit):
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—

Total provision (benefit) for income taxes	$12	$(463)	$54

A reconciliation of the federal statutory and effective income tax for the years ended December 31, follows:

	2005	2004	2003
Loss before income taxes	$(6,811)	$(12,733)	$(36,313)

Computed tax at the expected federal statutory rate	(2,316)	(4,329)	(12,346)
State and local income taxes, net of federal income tax effect	41	83	54
Change in valuation allowance	2,307	2,782	12,346
Meals and entertainment expenses	23	31	—
Tax contingency reserve adjustment	(50)	(588)	—
Goodwill	—	1,607	—
Other	7	(49)	—

Income tax provision (benefit)	$12	$(463)	$54

Effective income tax rate	0.2%	(3.6)%	0.1%

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

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

A detailed summary of the deferred tax assets and liabilities at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

	2005	2004
Deferred tax assets:
Accrued compensation	$333	$299
Accrued expenses	187	9
Inventory	829	1,571
Warranty accrual	531	266
Litigation accrual	—	1,095
Allowance for doubtful accounts	47	26
Other	82	433

Total current assets	2,009	3,699
Less: valuation allowance	(2,009)	(3,699)

Net current assets	—	—

Deferred tax assets (liability):
Net operating loss and credit carryforwards	19,268	15,503
Asset impairment	3,131	2,468
Customer relationship amortization	896	982
Other	39	439
Depreciation	(1,980)	(2,104)

Total long-term assets	21,354	17,288
Less: valuation allowance	(21,354)	(17,288)

Net deferred tax asset	$—	$—

At December 31, 2005, the Company has federal tax loss carryforwards of $48,528. The federal tax loss carryforwards expire in 2022 through 2025. The Company also has federal tax credit carryforwards of approximately $827.

The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. As a result of operating losses during 2005, 2004 and 2003, trends and forecasted earnings, management determined that it is more likely than not that some portion or all of its net deferred tax asset may not be recognized and a valuation allowance was required for deferred tax assets. During 2004, management adjusted deferred tax asset values, which impacted the valuation allowance with no impact to operating loss for 2004.

13.    Other Accrued Expenses

Other accrued expenses at December 31, 2005 and 2004 consist of the following:

	December 31,
	2005	2004
Litigation accrual	$—	$2,883
Taxes, other than income taxes	943	949
Accrued warranty costs	1,352	701
Unearned gain on sale and lease back	—	148
Other	2,160	574

Total	$4,455	$5,255

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

14.    Significant Customers

Sales to the top three customers amounted to $14,632, $6,228, and $5,280 and comprised approximately 34%, 15%, and 12%, respectively, of consolidated net sales for 2005.

Sales to the top four customers amounted to $10,538, $3,576, $3,559, and $3,227 and comprised approximately 33%, 11%, 11% and 10%, respectively, of consolidated net sales for 2004.

Sales to the top four customers amounted to $7,005, $5,170, $4,927, and $ 4,551 and comprised approximately 18%, 13%, 13% and 12%, respectively, of consolidated net sales for 2003.

As part of our on-going business with Nextel’s IDEN division (A wireless division of Sprint), PECO II has been notified that we have not been selected to support the next generation IDEN platform. The IDEN network is one of two wireless platforms within the Sprint Wireless Network. PECO II will continue to deploy products to the Sprint Long Distance, IDEN MTSO, and local (Embarq) networks.

15.    Subsequent Events

The Company filed the Definitive Proxy Statement for the acquisition of the Asset Purchase Agreement (the “Agreement”) with Delta Products Corporation on February 13, 2006 and mailed to shareholders on or about February 14, 2006. The shareholders are being asked to approve: (i) an amendment to our Amended and Restated Code of Regulations to opt out of the Ohio Control Share Acquisition Act, (ii) the issuance of the Primary Shares, (iii) the issuance of the Warrant and the underlying Warrant Shares, and (iv) a proposal allowing us to adjourn the special meeting, if necessary, to solicit additional proxies to gain approval of all the proposals. The Special Meeting of Shareholders will be held on Tuesday, March 21, 2006 at 9:00 a.m. local time, at St. Joseph’s Activity Center, 135 North Liberty Street, Galion, Ohio.

For more information regarding the agreement, refer to Current Report on Form 8-K for PECO II, Inc. as of October 13, 2005 and Definitive Proxy Statement filed on February 13, 2006.

In addition, a contract to sell the excess, new manufacturing facility was signed in September 2005 and we recognized further impairment of the facility in the amount of $430. The final sale was completed in February of 2006.

16.    Quarterly Results of Operations-(Unaudited)

The following table shows unaudited quarterly results of operations for the period indicated. We have prepared this quarterly information on a basis consistent with the audited consolidated financial statements and management believes it includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

	Quarters Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(In thousands except per share data)
Statement of Operations Data:
Net sales	$6,574	$7,189	$9,198	$8,603	$9,212	$9,431	$11,482	$12,322
Cost of good sold	6,952	6,629	7,158	6,722	7,493	7,364	8,695	13,023

Gross margin	(378)	560	2,040	1,881	1,719	2,067	2,787	(701)
Operating expenses:
Research, development and engineering	748	704	732	772	703	741	745	1,257
Selling, general and administrative	1,932	2,196	1,860	1,970	1,973	1,970	1,942	1,774
Impairment of service segment goodwill and other intangibles	—	—	—	5,987	—	—	—	—
Real estate impairment	—	—	—	—	—	—	430	1,316

	2,680	2,900	2,592	8,729	2,676	2,711	3,117	4,347

Loss from operations	(3,058)	(2,340)	(552)	(6,848)	(957)	(644)	(330)	(5,048)
Loss from joint venture	—	(57)	(27)	—	(7)	—	—	(3)

Loss from operations after joint venture	(3,058)	(2,397)	(579)	(6,848)	(964)	(644)	(330)	(5,051)
Interest income, net	25	27	44	53	48	52	43	35

Loss before income taxes	(3,033)	(2,370)	(535)	(6,795)	(916)	(592)	(287)	(5,016)
Benefit (provision) for income taxes	(20)	363	86	34	(20)	—	74	(66)

Net loss	$(3,053)	$(2,007)	$(449)	$(6,761)	$(936)	$(592)	$(213)	$(5,082)

Net loss per common share:
Basic	$(0.14)	$(0.09)	$(0.02)	$(0.31)	$(0.04)	$(0.03)	$(0.01)	$(0.24)

Diluted	$(0.14)	$(0.09)	$(0.02)	$(0.31)	$(0.04)	$(0.03)	$(0.01)	$(0.24)

Weighted average number of common shares:
Basic	21,402	21,486	21,522	21,538	21,566	21,576	21,595	21,770

Diluted	21,402	21,486	21,522	21,538	21,566	21,576	21,595	21,770

17.    Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses of $6,823 in 2005, $12,270 in 2004, and $36,367 in 2003 and at December 31, 2005 had an accumulated deficit of $81,420. The Company utilized $5,661 of cash for operating activities in 2005, $5,666 in 2004, and $1,753 in 2003. As of December 31, 2005, the Company has $12,461 of cash of which $3,683 is restricted for its collateral on the Company’s line of credit agreement and $78 for its capital lease agreement. The Company signed a conventional loan with National City Bank as of October 18, 2004. The agreement is for a $3,500 line-of-credit and a $3,500 deposit account as collateral for the line of credit. There was an outstanding balance of $1,419 on this line-of-credit as of December 31, 2005.

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

On May 27, 2005, KPMG LLP notified our Audit Committee chairman that they were resigning as our independent public accountants. On July 1, 2005, our Audit Committee engaged Battelle and Battelle LLP to serve as our independent auditors for the year ended December 31, 2005. For more information, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005 and July 5, 2005. As mentioned in the Form 8-K filed, there were no disagreements with KPMG LLP.

ITEM 9A—CONTROLS AND PROCEDURES

Overview

In connection with the preparation of Annual Report on Form 10-K for year ended December 31, 2004, we had identified a material weakness in our internal control over financial reporting. As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The identified material weakness in our internal control over financial reporting relates to insufficient controls over the identification of relevant revenue recognition issues in our contracts with our customers and resulted in adjustments being recorded in our financial statements for the year ended December 31, 2004. Our management discussed the material weakness with our prior independent registered public accounting firm, KPMG LLP, and the Audit Committee of our Company’s Board of Directors on March 25, 2005.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, which included the matters discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Remediation

Throughout 2005, we have continued to implement improvements in this area to attempt to eliminate this material weakness. Such remediation efforts include:

•	Review of new customer contracts by senior management;

•	Communication to affected parties of contract clauses which affect financial statements;

•	Implementation of processes affecting revenue recognition; and

•	The retention in November of an external consultant to assist in review of risk assessment with relation to contracts and revenue recognition.

Although management believes that there has been significant improvement in the operation of our internal controls over financial reporting since the identification of the material weakness, management believes that the material weakness has not been fully remediated to date. The material weakness will not be considered fully remediated until the procedures resulting from the remediation effort associated with our external consultant, are fully implemented, operate for a period of time, are tested, and we conclude that such procedures are operating effectively. We anticipate this to be completed within the next few months.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2006 Annual Meeting of Shareholders, to be held on May 25, 2006 (the “2005 Proxy Statement”), is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to “Board of Directors Meetings and Corporate Governance Matters” and “Executive Compensation” in the 2006 Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Share Ownership of Principal Holders and Management” in the Proxy Statement and “Executive Compensation-Equity Compensation Plan Information”.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to “Certain Relationships and Related Transactions” in the 2006 Proxy Statement.

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by these items is incorporated herein by reference to “Independent Registered Public Accounting Firm” in the 2006 Proxy Statement.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) (1) Financial Statements—See Index to Financial Statements at Item 8 of this report.

(a) (2) Financial Statement Schedules.

Reports of Independent Registered Public Accounting Firms—See page S-1 of this report Schedule II: Valuation and Qualifying Accounts—See page S-4 of this report.

(a) (3) Exhibits.

See the “Exhibit Index” at page E-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, INC.

By:	/s/ JOHN G. HEINDEL
John G. Heindel President and Chief Executive Officer

March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES L. GREEN James L. Green	Chairman of the Board	March 24, 2006

/s/ JOHN G. HEINDEL John G. Heindel	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 24, 2006

/s/ MATTHEW P. SMITH Matthew P. Smith	Director	March 24, 2006

/s/ E. RICHARD HOTTENROTH Richard Hottenroth	Director	March 24, 2006

/s/ TRYGVE A. IVESDAL Trygve A. Ivesdal	Director	March 24, 2006

/s/ EUGENE V. SMITH Eugene V. Smith	Director	March 24, 2006

/s/ GEORGE J. DALLAS George J. Dallas	Director	March 24, 2006

/s/ MARK R. McBRIDE Mark R. McBride	Director	March 24, 2006

/s/ R. LOUIS SCHNEEBERGER R. Louis Schneeberger	Director	March 24, 2006

/s/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	March 24, 2006

/s/ SANDRA A. FRANKHOUSE Sandra A. Frankhouse	Chief Financial Officer / Treasurer / Secretary (Principal Financial and Accounting Officer)	March 24, 2006

CERTIFICATION

I, John G. Heindel, certify that:

1.	I have reviewed this annual report on Form 10-K of PECO II, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 24, 2006

/s/ John G. Heindel
John G. Heindel, President and Chief Executive Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 24, 2006

/s/ Sandra A. Frankhouse
Sandra A. Frankhouse, Chief Financial Officer

Independent Registered Public Accounting Firm’s Report on Supplemental Schedule

Board of Directors and Shareholders

PECO II, Inc.

Galion, Ohio

We have audited the consolidated financial statements of PECO II, Inc. (the “Company”) as of December 31, 2005 and for the year then ended, and have issued our reports thereon dated March 3, 2006. Our audit also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/    BATTELLE & BATTELLE LLP

Battelle & Battelle LLP

Dayton, Ohio

March 3, 2006

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

Columbus, Ohio

March 30, 2005

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of PECO II, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of PECO II, Inc. as of December 31, 2003, referred to in our report dated January 28, 2004, which is incorporated in this form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

January 28, 2004

PECO II, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to (Reversed) Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2003	677	4	105	576
Year ended December 31, 2004	576	(500)	8	68
Year ended December 31, 2005	68	59	8	119

Accrued warranty costs:
Year ended December 31, 2003	560	659	385	834
Year ended December 31, 2004	834	302	435	701
Year ended December 31, 2005	701	1,182	531	1,352

Allowance for obsolete and excess inventory:
Year ended December 31, 2003	3,897	8,790	4,531	8,156
Year ended December 31, 2004	8,156	84	4,103	4,137
Year ended December 31, 2005	4,137	300	2,327	2,110

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated October 13, 2005, between PECO II, Inc. and Delta Products Corporation (F)

3.1 (i)	Amended and Restated Articles of Incorporation of the Company(A)

3.1 (ii)	Amended and Restated Code of Regulations of the Company(A)

4.1	Specimen certificate for the common shares, without par value, of the Company(A)

10.1	Loan Agreement, dated as of August 1, 2001, between PECO II, Inc. and the County of Arapahoe, Colorado(C)

10.2	Bond Purchase Agreement, dated August 8, 2001, among PECO II, Inc., The Huntington National Bank, Huntington Capital Corp. and the County of Arapahoe, Colorado(C)

10.3	Trust Indenture, dated as of August 1, 2001, between The Huntington National Bank and the County of Arapahoe, Colorado(C)

10.4	Reimbursement Agreement, dated August 1, 2001, between PECO II, Inc. and The Huntington National Bank(C)

10.5	Security Agreement, dated October 15, 2004, between PECO II, Inc. and National City Bank (B)

10.6	Promissory Note, dated October 15, 2004, between PECO II, Inc. and National City Bank as lender (B)

*10.7	Amended and Restated 1995 Non-Qualified Stock Option Plan of the Company(A)

*10.8	Amended and Restated 1997 Non-Qualified Stock Option Plan of the Company(A)

*10.9	Form of Stock Option Agreement for Amended and Restated 1995 Non-Qualified Stock Option Plan of the Company and Amended and Restated 1997 Non-Qualified Stock Option Plan of the Company(A)

*10.10	2000 Performance Plan of the Company(A)

*10.11	Amendment 1 to 2000 Performance Plan of the Company(D)

*10.12	Form of Stock Option Agreement for 2000 Performance Plan of the Company(A)

*10.13	Form of Restricted Stock Award Agreement for 2000 Performance Plan of the Company(E)

*10.14	Form of Indemnification Agreement(A)

10.15	Employment Agreement, dated July 28, 2005, between PECO II, Inc. and John G. Heindel(E)

10.16	Voting Agreement, dated October 13, 2005, between the Company, Delta Products Corporation and certain Significant Holders of the Company(G)

10.17	Support Agreement and Irrevocable Proxy, dated October 13, 2005, between the Company, Delta Products Corporation and certain Significant Holders of the Company(G)

21.1	Subsidiaries of the Company

23.1	Consent of Battelle and Battelle LLP

23.2	Consent of KPMG LLP

23.3	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Rule 13a-14(a) Certification of Chief Financial Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act

E-1

Exhibit No.	Description

**32.1	Section 1350 Certification of Chief Executive Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act

**32.2	Section 1350 Certification of Chief Financial Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act

*	Management contract or compensation plan or arrangement identified pursuant to Item 14 (c) of this Form 10-K.
**	Furnished with this Annual Report on Form 10-K.

(A)	Incorporated by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-37566) and the amendments thereto.

(B)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 18, 2004 and filed on November 10, 2004.

(C)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and filed on November 5, 2001.

(D)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Shareholders Meeting on April 29, 2004 and filed on March 31, 2004.

(E)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated July 28, 2005 and filed on August 1, 2005.

(F)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 13, 2005 and filed on October 13, 2005.

(G)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K/A dated October 13, 2005 and filed on January 20, 2006.

E-2