Form 10-Q
period 2006-03-31
PECO II INC
filed 2006-05-15
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-31283

PECO II, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-1605456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1376 STATE ROUTE 598, GALION, OHIO	44833
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number including area code: (419) 468-7600

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding At April 30, 2006
Common Shares, without par value	26,934,616

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,158	$8,778
Accounts receivable, net of allowance of $107 in March 31, 2006 and $119 in December 31, 2005	7,580	6,877
Inventories, net	10,146	9,112
Prepaid expenses and other current assets	1,283	732
Assets held for sale	1,300	3,518
Restricted cash	3,578	3,683

Total current assets	35,045	32,700

Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	4,625	4,608
Machinery and equipment	9,028	9,072
Furniture and fixtures	5,808	5,853

	19,656	19,728
Less-accumulated depreciation	(14,088)	(13,904)

Property and equipment, net	5,568	5,824
Other Assets:
Goodwill	5,856	1,774
Intangibles, net	5,726	—
Investment in joint venture	6	6

Total Assets	$52,201	$40,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings under line of credit	$2,147	$1,419
Capital leases payable	94	92
Accounts payable	2,637	1,880
Accrued compensation expense	1,727	1,106
Accrued income taxes	127	144
Other accrued expenses	3,733	4,455

Total current liabilities	10,465	9,096

Long-term Liabilities:
Capital leases payable, net of current portion	329	354

Shareholders’ Equity:
Common shares, no par value: authorized 50,000,000 shares; 26,984,616 and 22,201,666 shares issued at March 31, 2006 and December 31, 2005, respectively	3,423	2,816
Warrants	4,761	—
Additional paid-in capital	115,515	109,978
Accumulated deficit	(82,292)	(81,420)
Treasury shares, at cost, 0 and 346,925 shares at March 31, 2006 and December 31, 2005, respectively	—	(520)

Total shareholders’ equity	41,407	30,854

Total Liabilities and Shareholders’ Equity	$52,201	$40,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended March 31,
	2006	2005
Net sales:
Product	$7,551	$6,665
Services	2,920	2,547

	10,471	9,212
Cost of goods sold:
Product	5,717	5,065
Services	2,730	2,428

	8,447	7,493
Gross margin:
Product	1,834	1,600
Services	190	119

	2,024	1,719
Operating expenses:
Research, development and engineering	789	703
Selling, general and administrative	2,204	1,973

	2,993	2,676

Loss from operations	(969)	(957)
Loss from joint venture	—	(7)

Loss from operations after joint venture	(969)	(964)
Interest income, net	115	48

Loss before income taxes	(854)	(916)
Provision for income taxes	(18)	(20)

Net loss	$(872)	$(936)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	22,197	21,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(872)	$(936)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	270	355
Loss on disposals of property and equipment	12	11
Investment loss in joint venture	—	7
Compensation expense from share-based payments	203	—
Working capital changes:
Accounts and notes receivable	(703)	265
Inventories	34	146
Prepaid expenses and other current assets	381	(3)
Accounts payable, other accrued expenses and accrued income taxes	(27)	(630)
Accrued compensation expense	621	198

Net cash used for operating activities	(81)	(587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42)	—
Acquisition	(566)	—
Proceeds from sale of property and equipment	2,150	—

Net cash provided by investing activities	1,542	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer from (to) restricted cash	105	(13)
Net usage (repayments) under line of credit agreement .	728	(721)
Repayment of long-term debt and capital leases	(23)	(22)
Proceeds from issuance of common shares - options exercised	109	—

Net cash provided by (used for) financing activities	919	(756)

Net increase (decrease) in cash	2,380	(1,343)
Cash and cash equivalents at beginning of period	8,778	9,723

Cash and cash equivalents at end of period	$11,158	$8,380

Supplemental disclosure of cash flow information:
Income taxes paid	$30	$90
Interest paid	26	53

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands except for share and per share data)

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

In May 2004, PECO II Global Services, Inc. (PGS), a wholly owned subsidiary of PECO II, Inc. and b+w Electronic Systems Verwaltung-GmbH (BWESV), a German corporation, formed a corporation named b+w II, Inc. The corporation is established under the laws of the state of Ohio and the principal office is at 1376 State Route 598, Galion, Ohio. The ownership structure is 50% PGS and 50% BWESV, with a $100 equity investment by both parties. This joint venture is accounted for under the equity method of accounting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The December 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

2. Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2006 consolidated financial statements.

3. Acquisitions

On March 28, 2006, PECO II acquired exclusive rights to certain business and inventory for Delta’s U.S. and Canadian Telecom Power Division in exchange for an equity position in PECO II that enables Delta to become the Company’s largest shareholder. Additionally, the transaction included the execution of a supply agreement that will allow PECO II to access Delta’s substantial engineering capabilities and high-quality, cost-effective component manufacturing for its power systems. The Company expects this to have a positive effect by reducing cost-of-goods sold.

The purchase price was $11,808, which included issuance of 4,740,375 shares (“primary shares”) of common stock without par value and a warrant to purchase up to approximately 13.3 million shares of PECO II’s common stock, or such number of shares that when aggregated with the primary shares, will represent 45% of the Company’s issued and outstanding shares of capital stock measured as of five business days before the exercise of the warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter.

The value of the 4,740,375 shares of common stock was determined based on the average closing price of PECO II’s common shares over the five business days prior to, the date of, and the five days after the public announcement of the execution of the Asset Purchase Agreement. The fair value of the warrant was also determined using the Black-Scholes option pricing model with the following assumption: stock price of $1.34; volatility of 60%; risk-free interest rate of 3.96%; and an expected life of 2.5 years.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

The following table summarizes the estimated fair values of the net assets acquired at the date of acquisition. PECO II is in the process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price is preliminary and subject to refinement.

(In thousands)	March 31, 2006
Prepaid expenses	$932
Inventory	1,068
Intangible assets	5,726
Goodwill	4,082

Net assets acquired	$11,808

Of the $5,726 of intangible assets, $2,863 was allocated to customer relationships and $2,863 was allocated to supply agreement. The Company estimates the amortization period for the customer relationships to be six years and five years for the supply agreement and will be amortized using the straight-line method. The goodwill of $4,082 was assigned to the product segment and is expected to be totally tax deductible.

The following table provides a supplemental disclosure of noncash investing activities related to the acquisition:

Supplemental disclosure of noncash investing activities:
Prepaid expenses	$932
Inventory	1,068
Goodwill	4,082
Intangible assets	5,726
Accrued expenses	(129)
Capital stock	(601)
Warrants	(4,761)
Additional paid-in-capital	(5,751)

Net of cash paid	$566

Proforma Adjustments (in thousands) – Statement of Operations

Results of operations have been included in the company’s condensed consolidated financial statements prospectively from the effective date of the acquisition. The following table provides selected, unaudited proforma financial information for the three month periods ended March 31, 2006 and 2005 as if the acquisition occurred on .January 1, 2005. Proforma amounts have been adjusted for expected amortization expense and other post effects including effect on the weighted average common shares outstanding.

	For the Three Months
	Ended March 31,
(in thousands)	2006	2005
Proforma Sales - Product	$10,159	$9,188
Proforma Sales - Services	2,920	2,547
Proforma Net Sales:	$13,079	$11,735

Proforma Net Income (Loss)	$(776)	$(673)

Proforma Income (Loss) per share, basic and diluted	$(0.03)	$(0.03)

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

The proforma information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

4. Recent Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized as current period charges. The provisions of this statement became effective for fiscal years beginning after June 15, 2005. The statement was adopted in 2005 and included in the Annual Report on Form 10-K under Note 1 of Significant Accounting Policies.

In December 2004, FASB issued Statement No. 123R, “Stock Based Payment” (“SFAS 123R”), a revision of Statement No. 123, “Accounting for Stock Based Compensation,” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. SFAS 123R is effective for the annual period beginning on or after June 15, 2005. SFAS 123R was adopted January 1, 2006. Information about the fair value of stock options under the Black Scholes model and its proforma impact on the Company’s net loss and loss per share can be found in Note 10 to the condensed consolidated financial statements.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), replaces APB No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted effective January 1, 2006. SFAS 154 is not expected to have a material financial impact on PECO II, Inc.

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). SFAS 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective as of January 1, 2006. The Company does not expect to have a material financial impact as a result of SFAS 155.

In March 2006, the FASB issued SFAS Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2007, beginning January 1, 2007. The Company is still assessing SFAS 156 but believes there will be no material impact.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

5. Use of Estimates

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

6. Treasury Shares and Restricted Stock

The Company did not repurchase shares during the first quarter of 2006 or in 2005. The Company issued all 346,925 treasury shares at an average cost of $1.50 per share during first quarter of 2006 for various stock options and stock awards. An additional 42,575 common shares were issued to satisfy outstanding restricted stock awards as of March 31, 2006.

7. Contingencies

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

The Company has a $458 contingency reserve for potential sales tax liability from prior acquisition, for potential service nexus in states that we are not currently filing, the Ohio Manufacturers Investment Tax credit that is now before the Supreme Court, and other miscellaneous sales or use tax issues. The Company does not volunteer to pay more taxes than necessary but believes this is an appropriate approach to the risks associated with prior and current year taxes.

A $43 contingency reserve was established after a review of specific inventory part numbers that are being discontinued. The expected date to discontinue these part numbers is planned for the early part of the second quarter of 2006. Due to long lead times for the specific part numbers, there are outstanding purchase orders that will go beyond that date. These items are a single source item and PECO II is committed to purchase, thus requiring the reserve. These reserves are classified as other accrued expense on the balance sheet.

8. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2006 and December 31, 2005 are summarized below:

(In thousands)	March 31, 2006	December 31, 2005
Raw materials	$8,624	$8,670
Work-in-process	1,779	1,920
Finished goods	1,703	632

Gross Inventory	12,106	11,222
Obsolescence	(1,960)	(2,110)

Net Inventory	$10,146	$9,112

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data

The asset purchase agreement (See Note 3) included $2 million of inventory, of which we have received $1,068., which is included in Finished goods. The remaining $932 of the agreed upon $2 million will remain in prepaid expense and will be credited as future shipments are received from Delta Products Corporation

9. Assets Held for Sale

At December 31, 2005 the Company had a manufacturing facility and corporate headquarters shell classified as held for sale for $3,518 valued at estimated fair value less selling expenses. In February 2006 the manufacturing facility was sold and net proceeds after selling expenses and other costs was $2,134. The corporate headquarters shell remains classified as held for sale at March 31st, 2006 for $1,300.

10. Goodwill and Other Intangibles

An annual review of goodwill is prepared as of October 31 of each year unless current conditions indicate otherwise. An independent third party performed the review of goodwill that is attributed to the Company’s service segment as of October 31, 2005. It was determined there was no further impairment of goodwill. The goodwill and other intangibles acquired on March 28, 2006 will be subject to the impairment test no later than the first quarter of 2007.

11. Stock-Based Compensation

The Company has one plan under which stock-based awards may currently be granted to officers and employees, including non-employee directors. The 2000 Performance Plan (2000 Plan) provides for the granting of 5,000,000 common shares. The Compensation Committee of the Board of Directors administers the 2000 Plan. The 2000 Plan permits the grant of non-qualified stock options, restricted stock awards and stock appreciation rights.

Stock options are granted at the fair market value of the Company’s common stock at the date of grant, generally vest over three to four years, and generally have a term of 5 years. Restricted stock awards are granted at the fair market value of the Company’s common stock at the date of grant and are typically performance based awards that will vest in a one year period.

In addition to the 2000 Plan, the Company has the 2000 Employee Stock Purchase Plan (ESPP) and reserved for issuance an aggregate of 1,000,000 common shares. The ESPP allows eligible employees to purchase common shares through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The Plan will terminate when all or substantially all of the common shares reserved for purposes of the plan have been purchased. The fair value of the discount is estimated at the beginning of each semi-annual payment period and vests at the end of that period.

Prior to the Adoption of SFAS 123R

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted, no stock-based compensation cost was recognized for stock options in the consolidated financial statements for the quarter ended March 31, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data

The following table illustrates the effect on net income and earnings per share from continuing operations as if the Company had determined compensation expense for all awards granted under the Company’s stock-based compensation plans under the provisions of SFAS No. 123, prior to the adoption of SFAS No. 123R. For purposes of this pro forma disclosure, the fair value of stock-based awards was estimated using a Black-Scholes option-pricing model and amortized on a straight-line basis over the options’ vesting periods.

Three Months Ended March 31, 2005
Net loss, as reported	$(936)
Less: Stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(75)

Pro forma net loss as if the fair value based method had been applied to all awards	$(1,011)

Loss per share, basic and diluted
As reported	$(0.04)

Pro forma	$(0.05)

Adoption of SFAS 123R

Total stock-based compensation expense by type of award is as follows:

Three Months Ended March 31, 2005
Stock options	$77
Restricted stock awards	122
Employee stock purchase plan	4

Total stock-based compensation expense	203
Tax effect on stock-based compensation expense	—

Net effect on loss from operations	$203

Effect on basic and diluted loss per share	$(0.01)

There was no recorded tax effect on the recognition of stock-based compensation expense due to the Company’s significant net operating loss carryforward and valuation reserve.

Stock Options

The weighted-average fair value of stock options granted in first quarter 2006 and 2005 was estimated at $1.00 and $0.50 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions.

	Three Months Ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	70.66%	105.3%
Risk-free interest rate	6.73%	3.67%
Expected life of options (in years)	2.66	3.06

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at December 31, 2005	2,462,100	$1.36
Granted	235,000	1.96
Exercised	(139,500)	.78
Forfeited	(19,250)	8.88

Outstanding options at March 31, 2006	2,538,350	$1.28	3.39 years

Outstanding exercisable at March 31, 2006	1,293,850	$1.31	3.39 years

At March 31, 2006 the aggregate intrinsic value of stock options outstanding and exercisable was approximately $2,183 and $1,074, respectively. Total intrinsic value of options exercised during the three months ended March 31, 2006 was $173.

The following table summarizes the nonvested stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Nonvested options at December 31, 2005	1,115,250	$1.09
Granted	235,000	1.96
Vested	(102,750)	1.18
Forfeited	(3,000)	1.18

Nonvested options at March 31, 2006	1,244,500	$1.25

At March 31, there was $529 of unrecognized compensation cost from share-based payments, which includes pre-vesting forfeitures estimated at 12.71%. This expense is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $1,463 and $319, respectively.

Restricted Stock Awards

The Company has restricted stock awards from 2005 grants awarded to certain of its employees that vest based on the attainment of certain performance goals. There were no new grants of restricted stock awards in the three months ended March 31, 2006. Fair-values of the restricted stock awards were determined using the Black-Scholes option-pricing model as if it were vested and issued on the grant date. Assumptions used in the model for prior year grants are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At March 31, 2006, there was $40 of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized prior to December 31, 2006.

The following table represents restricted stock awards activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	250,000	$1.10
Vested	200,000	1.07

Nonvested at March 31, 2005	50,000	$1.20

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

12. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

	For the Three Months Ended March 31,
(In thousands)	2006	2005
Net sales:
Product	$7,551	$6,665
Services	2,920	2,547

	$10,471	$9,212

	For the Three Months Ended March 31,
	2006	2005
Income (loss) from operations after joint venture:
Product	$(389)	$(447)
Services	(580)	(517)

Consolidated loss from operations	$(969)	$(964)

The Company changed the allocation method for sales, marketing and administrative expenses between the product and services segments beginning January 1, 2006. This change will more fairly reflect each segment’s share of the cost.

13. Warranty

The Company’s warranty activity for the three months ended March 31, 2006 and 2005 is summarized below:

	2006	2005
Beginning balance	$1,352	$701
Warranty provision	127	124
Warranty costs incurred	(351)	(26)

Ending balance	$1,128	$799

The Company has aggressively been replacing rectifiers in the first quarter of 2006 for one of the two customers addressed in the Annual Report on Form 10-K for year ending December 31, 2005. The other customer has requested replacement on an as needed basis to allow for their aggressive upgrade program. This will slow down PECO II’s replacement program.

14. Loss Per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for the three months ended March 31, 2006 and 2005, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the three months ended March 31, 2006 and 2005 were 2,445,000 and 992,500, respectively.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at March 31, 2006 and 2005 which were excluded because they were out-of-the-money were 93,350 and 999,495, respectively.

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statements as follows:

	Three months ended		Three months ended
	March 31, 2006		March 31, 2005
	Basic loss per share	Diluted loss per share	Basic loss per share	Diluted loss per share
	$(0.04)	$(0.04)	$(0.04)	$(0.04)
Outstanding shares	26,935	26,935	21,566	21,566
Effect of weighting changes in outstanding shares	(4,738)	(4,738)	(0)	(0)

Weighted average in outstanding shares	22,197	22,197	21,566	21,566

15. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the three months ended March 31, 2006, sales to four companies comprised 63.0% of total sales. These customers contributed 27.6%, 14.7%, 10.6%, and 10.1%, respectively, of total sales. For the first three months of 2005, sales to two companies comprised 57.1% of total sales. These two customers contributed 45.1% and 12.0%, respectively, of total sales.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “the Company,” or “PECO II” refer to PECO II, Inc. unless the context indicates otherwise.

Overview

PECO II’s revenue and new orders for the first quarter demonstrated continued strong growth for PECO II. With the service carriers CAPEX projected to grow at 8.9 percent in 2006, the first quarter performance resulted in PECO II continuing to take market share in its focused areas. During the quarter the Company won business with customers in four new markets. Our ongoing ability to leverage our capabilities to serve our customers in existing and new revenue markets will be the basis for continued share growth.

First quarter business performance demonstrated our ongoing ability to grow our business and, while we have improved the gross margin performance we need to drive further improvements in our cost of goods sold to return to profitability. We believe that our ability to grow our revenue base, which will absorb excess facility costs, combined with our focused product cost reduction programs will drive the required cost improvements. In parallel, we expect to grow our investment in sales and marketing areas to increase our coverage of market opportunities and to develop marketing programs in new focus opportunity areas. Our services business, which is a strategic advantage and a significant customer value add, lacks the critical mass to provide profitable business performance. We must significantly grow our services opportunities to position this business for long term profitable growth.

As a result of the closing of the Delta strategic transaction in late March 2006, we believe that PECO II is now well positioned to complete its financial turnaround, will continue to grow faster than the market and is better positioned for long term growth. With this important milestone, PECO II enhances its ability to serve its customers. Delta’s world class technology and manufacturing resources complement our strong customer service, system design and system integration capabilities, making this an outstanding combination. PECO II will begin to amortize the capitalized intangible assets relating to the Delta transaction in the second quarter of 2006.

In 2005, PECO II targeted the CAPEX growth in the wireless market by developing a variety of new midsize products. The 128HP product, for example, was created to serve the wireless base station market, including both cabinet and hut applications. The 128HP was well received by the market and continued to deliver strong business results in the first quarter of 2006.

We are currently upgrading a number of our systems to the next generation digital rectifier platform. This will provide our customers with additional features such as higher power conversion efficiency, front panel test jacks, enhanced EMI filtering and microprocessor control.

Results of Operations

Our net sales increased to $10.5 million for the three months ended March 31, 2006, an increase of $1.3 million, or 13.7%, compared to the corresponding prior year period. Product net sales were $7.6 million for the first quarter of 2006, an increase of $886 thousand, or 13.3%, compared to the first quarter of 2005. The revenue increase was a reflection of the continued investment by wireless carriers to improve quality, coverage and reliability of voice calls.

Service net sales were $2.9 million for the first quarter of 2006, an increase of $373 thousand, or 14.6%, as compared to the first quarter of 2005. We continue to strive for growth in the service segment, but it remains a highly competitive market consisting of various local markets.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

As of March 31, 2006, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $6.9 million, a $1.4 million, or 26.3%, increase from the comparable prior year period, and a 91.9% increase of $3.3 million from December 31, 2005. Product backlog of $4.9 million was a $2.3 million, or 90.4% increase from December 31, 2005, while Service backlog was $2.0 million, a $1.0 million, or 95.7%, increase from December 31, 2005. Included in our total backlog and product backlog numbers is $496 thousand of Delta backlog, resulting from the Delta acquisition as described in Note 3 to the Condensed Consolidated Financial Statements.

Gross margin dollars were $2.0 million for the quarter ended March 31, 2006, as compared to $1.7 million for the quarter ended March 31, 2005. Gross margin as a percentage of net sales increased to 19.3% for the three months ended March 31, 2006, compared to 18.7% for the comparable prior year period. We expect continued improvement in our gross margin numbers with the completion of the Delta Asset Purchase Agreement.

For the quarter ended March 31, 2006, product gross margin was $1.8 million, as compared to positive $1.6 million for the corresponding period in 2005, or an increase of 14.6%. The increased volume we have seen this year impacts the improved gross margin while we continue to analyze for cost reductions.

The service gross margin was $190 thousand for the first quarter of 2006, as compared to $119 thousand for the first quarter of 2005, or an increase of 59.7%. We continue to focus on and develop our project management group with intentions on increasing our gross margins.

Research, development and engineering expense incurred was $789 thousand for the quarter ended March 31, 2006, up from $703 thousand for the quarter ended March 31, 2005. This increase was a reflection of our continued focus on new product introduction in the marketplace. As a percentage of net product sales, research, development and engineering expense was 10.5% for the quarter ended March 31, 2006, remaining flat with the comparable prior year period.

Selling, general and administrative expense increased to $2.2 million for the quarter ended March 31, 2006, from $2.0 million for the quarter ended March 31, 2005. Sales, marketing and administrative expenses increased as a result of increased compensation and the recognition of share-based payments per FAS 123R, as previously discussed in Note 11 to the Condensed Consolidated Financial Statements. The recognition of these payments impacted the selling, general and administrative expenses by $188. As a percentage of net sales, selling, general and administrative remained flat at 21.1% for the quarter ended March 31, 2006, compared to 21.4% in the comparable prior year period.

On March 28, 2006, PECO II acquired exclusive rights to certain business and inventory for Delta’s U.S. and Canadian Telecom Power Division in exchange for an equity position in PECO II that enables Delta to become PECO II’s largest shareholder. Additionally, the transaction included the execution of a supply agreement that will allow PECO II to access Delta’s substantial engineering capabilities and high-quality, cost-effective component manufacturing for its power systems. We expect this to have a positive effect on reducing cost-of-goods sold for PECO II.

The effective tax rate is a negative 2.1% for the quarter ended March 31, 2006 compared to negative 2.2% for the quarter ended March 31, 2005. The tax accrual is for various state franchises and net worth taxes where the Company has conducted business.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Liquidity and Capital Resources

As of March 31, 2006, available cash and cash equivalents approximated $11.2 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at March 31, 2006 was $24.6 million, which represented a working capital ratio of 3.3 to 1, compared to $23.6 million at December 31, 2005, which represented a working capital ratio of 3.6 to 1. Capital expenditures for the three months ended March 31, 2006, totaled $42 thousand. We continue our efforts to conserve cash.

Cash flows used for operating activities for the three months ended March 31, 2006, was $81 thousand. While this included a net loss and increases in accounts receivable, it was offset by increases in accounts payable and decreases in inventory and prepaids. There was $1.5 million of cash provided by investing activities which was primarily from the sale of the excess manufacturing facility less cash paid for the acquisition. Cash provided by financing activities was $919 thousand which included use of our credit line and the issuance of stock options.

Cash flows used for operating activities for the three months ended March 31, 2005, was $587 thousand. The use of cash was primarily the result of operating losses and the decrease in accounts payable and accrued expenses, offset by the reductions in accounts receivable and inventory. There was no cash activity for investing activities while the cash used for financing activities was $756 thousand.

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

Contractual Obligations

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. As of March 31, 2006, the balance on the line of credit was $2.2 million.

We do not currently plan to pay dividends.

Other than the acquisition of Delta as previously discussed, there have been no material changes outside the normal course of business in our contractual obligation since year-end 2005.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” we consider certain accounting policies related to revenue recognition, inventory valuation, impairment of long lived assets, and deferred income taxes to be critical policies due to the estimation processes involved in each. We state these accounting policies in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on March 24, 2006, and in relevant sections in management’s discussion and analysis of financial condition and results of operations.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Recent Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized as current period charges. The provisions of this statement became effective for fiscal years beginning after June 15, 2005. The statement was adopted in 2005 and included in the Annual Report on Form 10-K under Note 1 of Significant Accounting Policies.

In December 2004, FASB issued Statement No. 123R, “Stock Based Payment” (“SFAS 123R”), a revision of Statement No. 123, “Accounting for Stock Based Compensation,” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. SFAS 123R is effective for the annual period beginning on or after June 15, 2005. SFAS 123R was adopted January 1, 2006. Information about the fair value of stock options under the Black Scholes model and its proforma impact on the Company’s net loss and loss per share can be found in Note 11 to the condensed consolidated financial statements.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), replaces APB No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted effective January 1, 2006. SFAS 154 is not expected to have a material financial impact on PECO II, Inc.

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective as of January 1, 2006. The Company does not expect to have a material financial impact as a result of SFAS 155.

In March 2006, the FASB issued SFAS Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2007, beginning January 1, 2007. The Company is still assessing SFAS 156 but believes there will be no material impact.

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

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Forward-Looking Statements

Certain of the Company’s statements in this Quarterly Report on Form 10-Q and the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operation are not purely historical, and as such are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but may not be limited to, all statements regarding the Company’s and management’s intent, beliefs, expectations, and plans, such as statements concerning the Company’s future profitability, industry trends, operating results, and product development strategy. These forward-looking statements include numerous risks and uncertainties, including, without limitation: a general economic recession; a downturn in our principal customers’ businesses; current and future mergers of key customers; the volatility in the communications industry; the demand for communications equipment generally and in particular for the products and services offered by the Company; the Company’s ability to generate sales orders during fiscal 2006 and thereafter; the ability to develop and market new products and product enhancements; the potential environmental issues in regards to an aging manufacturing facility; the ability to attract and retain customers; competition and technological change; and successful implementation of the Company’s business strategy. One or more of these factors have affected, and in the future could affect, the Company’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of March 31, 2006.

We have minimal exposure due to interest rate risk. A change in rates would be immaterial to our results from operations if rates were to increase 1% from March 31, 2006 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included matters discussed below on the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal control over financial reporting. Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We identified a deficiency in our internal control over financial reporting in connection with the preparation and filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”). The identified material weakness in our internal control over financial reporting relates to insufficient control over the identification of relevant revenue recognition issues in our contracts with our customers.

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

Although management believes that there has been improvement in the operation of our internal controls over financial reporting since the identification of the material weakness, management believes that the material weakness has not been fully remediated to date. We have hired an external consultant to assist in reviewing for potential risk and assessing our testing process regarding various internal controls and that review has begun. They are accessing all internal controls relating to revenue recognition and contract review. The material weakness will not be considered fully remediated until the procedures resulting from the remediation efforts are fully implemented, operate for a period of time, are tested, and we conclude that such procedures are operating effectively.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting made during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Item 1A. of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2005, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

Our acquisition of the assets related to Delta’s Telecom Power Division may not result in additional sales from the business supply agreements that we acquired.

On October 13, 2005, we entered into a definitive asset purchase agreement with Delta Products Corporation (“Delta”) to acquire the assets that related to Delta’s Telecom Power Division, consisting of exclusive rights to business supply agreements with wireline and wireless communications providers and related inventory and to assume the liabilities associated therewith of Delta’s U.S. and Canadian service provider business. This acquisition closed on March 28, 2006. There can be no assurance that we will actually realize our projected additional revenue from these business supply agreements, and failure to do so could materially adversely affect our business, results of operation and financial condition.

Ownership of our common stock is concentrated among a few shareholders, who may be able to exert substantial influence over our company.

Our present officers and directors own outright approximately 21.1% of our common shares as of April 1, 2006. In particular, Messrs. Matthew P. Smith and James L. Green, and their respective affiliates, own outright approximately 19.2% of our common shares as of April 1, 2006. In addition, as of April 1, 2006, Delta International Holding Ltd. owns outright 4,740,375 shares or approximately 17.6% of our common shares and has a warrant to purchase such number of shares that, when aggregated with the 4,740,275 shares, will represent 45% of our issued and outstanding shares of capital stock measured as of five business days before the exercise of the warrant. As a result, these shareholders are able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such ownership may have the effect of delaying or preventing a change in control of our company.

ITEM 2(b). Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of our common shares.

From the date of receipt of the proceeds through December 31, 2005, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.7 million was used for capital expenditures, excluding the purchase of the Denver regional service center in February 2001 which was financed through industrial revenue bonds, $3.6 million has been restricted by the Company’s bank to secure outstanding borrowings, $5.8 million has been used to pay off the industrial revenue bonds as a result to the sale of the Denver regional service center, $2.7 million was used to settle assumed litigation from an acquisition in 2001, and approximately $18.7 million was used for general working capital purposes. The remaining cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash and have original maturities of three months or less.

ITEM 4. Submission of Matters to a Vote of Security Holders

PECO II held a Special Meeting of Shareholders on Tuesday, March 21, 2006, to obtain shareholder approval to complete the Delta asset purchase agreement. The results of the four proposals are provided below:

Proposal 1: To approve and adopt an amendment to the PECO II Amended and Restated Code of Regulations providing that the Ohio Control Share Acquisition Act shall not apply to acquisitions of PECO II’s equity securities.

	Number of Shares Voted
	FOR	AGAINST	ABSTAIN	TOTAL
Proposal 1	12,674,409	138,352	11,865	12,824,626

Proposal 2: To approve the issuance of 4,740,375 shares of PECO II common stock without par value to Delta, pursuant to the asset purchase agreement.

	Number of Shares Voted
	FOR	AGAINST	ABSTAIN	TOTAL
Proposal 1	12,661,926	151,210	11,490	12,824,626

Proposal 3: To approve issuance of a warrant to permit Delta to purchase approximately 12.9 million shares of PECO II common stock without par value or such other number of shares that, when aggregated with the shares in proposal 2, will represent 45% of the issued and outstanding shares of PECO II capital stock.

	Number of Shares Voted
	FOR	AGAINST	ABSTAIN	TOTAL
Proposal 1	12,561,782	226,054	36,790	12,824,626

Proposal 4: To allow the Board of Directors to adjourn the special meeting, if necessary, to solicit additional proxies in the event that there are not sufficient votes at the time of the special meeting to approve and adopt the proposals.

	Number of Shares Voted
	FOR	AGAINST	ABSTAIN	TOTAL
Proposal 1	12824626	0	0	12,824,626

ITEM 6. Exhibits

3.1	Second Amended and Restated Code of Regulations

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006	PECO II, Inc.

/s/ JOHN G. HEINDEL	/s/ SANDRA A. FRANKHOUSE
John G. Heindel	Sandra A. Frankhouse
President and Chief Executive Officer	Chief Financial Officer