Form 10-Q
period 2006-06-30
PECO II INC
filed 2006-08-14
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding At July 31, 2006
Common Shares, without par value	27,149,201

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,811	$8,778
Accounts receivable, net of allowance of $82 in June 30, 2006 and $119 in December 31, 2005	6,667	7,046
Inventories, net of allowance of $2,094 in June 30, 2006 and $2,110 in December 31, 2005	13,149	8,124
Prepaid expenses and other current assets	188	732
Assets held for sale	1,300	3,518
Costs and estimated earnings in excess of billings on uncompleted contracts	2,700	898
Restricted cash	3,578	3,683

Total current assets	37,393	32,779

Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	4,638	4,608
Machinery and equipment	9,034	9,072
Furniture and fixtures	5,862	5,853

	19,729	19,728
Less-accumulated depreciation	(14,344)	(13,904)

Property and equipment, net	5,385	5,824
Other Assets:
Goodwill	6,100	1,774
Intangibles, net	5,432	—
Investment in joint venture	6	6

Total Assets	$54,316	$40,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings under line of credit	$2,401	$1,419
Capital leases payable	95	92
Accounts payable	4,457	1,880
Accrued compensation expense	1,466	1,106
Billings in excess of costs and estimated earnings on uncompleted contracts	110	79
Accrued income taxes	65	144
Other accrued expenses	5,047	4,455

Total current liabilities	13,641	9,175

Long-term Liabilities:
Capital leases payable, net of current portion	305	354

Shareholders’ Equity:
Common shares, no par value: authorized 150,000,000 shares; 27,059,201 and 22,201,666 shares issued at June 30, 2006 and December 31, 2005, respectively	3,433	2,816
Warrants	4,979	—
Additional paid-in capital	115,705	109,978
Accumulated deficit	(83,747)	(81,420)
Treasury shares, at cost, 0 and 346,925 shares at June 30, 2006 and December 31, 2005, respectively	—	(520)

Total shareholders’ equity	40,370	30,854

Total Liabilities and Shareholders’ Equity	$54,316	$40,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Product	$10,130	$6,509	$17,681	$13,174
Services	3,448	2,922	6,368	5,469

	13,578	9,431	24,049	18,643
Cost of goods sold:
Product	8,429	4,722	14,146	9,787
Services	3,089	2,642	5,819	5,070

	11,518	7,364	19,965	14,857
Gross margin:
Product	1,701	1,787	3,535	3,387
Services	359	280	549	399

	2,060	2,067	4,084	3,786
Operating expenses:
Research, development and engineering	897	741	1,686	1,444
Selling, general and administrative	2,823	1,970	5,027	3,942

	3,720	2,711	6,713	5,386

Loss from operations	(1,660)	(644)	(2,629)	(1,600)
Loss from joint venture	—	—	—	(8)

Loss from operations after joint venture	(1,660)	(644)	(2,629)	(1,608)
Interest income, net	123	52	238	100

Loss before income taxes	(1,537)	(592)	(2,391)	(1,508)
Income tax benefit (provision)	82	—	64	(20)

Net loss	$(1,455)	$(592)	$(2,327)	$(1,528)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.03)	$(0.09)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	27,005	21,576	24,639	21,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,327)	$(1,528)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	809	708
Loss on disposals of property and equipment	10	11
Investment loss in joint venture	—	8
Compensation expense from share-based payments	326	—
Working capital changes:
Accounts and notes receivable	379	(126)
Inventories	(3,025)	(356)
Costs and earnings in excess of billings on uncompleted contracts	(1,802)	127
Prepaid expenses and other current assets	544	38
Accounts payable, other accrued expenses and accrued income taxes	3,173	(3,265)
Accrued compensation expense	360	164
Billings in excess of costs and earnings on uncompleted contracts	31	(558)

Net cash used for operating activities	(1,522)	(4,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(130)	(23)
Acquisition	(695)	—
Proceeds from sale of property and equipment	2,153	—

Net cash provided by (used for) investing activities	1,328	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer from (to) restricted cash	105	(128)
Net usage (repayments) under line of credit agreement .	982	(155)
Repayment of long-term debt and capital leases	(46)	(44)
Proceeds from issuance of common shares - options exercised	164	—
Proceeds from issuance of common shares – Employee Stock Purchase Plan	22	25

Net cash provided by (used for) financing activities	1,227	(302)

Net increase (decrease) in cash	1,033	(5,102)
Cash and cash equivalents at beginning of period	8,778	9,723

Cash and cash equivalents at end of period	$9,811	$4,621

Supplemental disclosure of cash flow information:
Income taxes paid	$55	$131
Interest paid	57	117

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

In May 2004, PECO II Global Services, Inc. (PGS), a wholly owned subsidiary of PECO II, Inc., and b+w Electronic Systems Verwaltung-GmbH (BWESV), a German corporation, formed a corporation named b+w II, Inc. The corporation is established under the laws of the state of Ohio and the principal office is at 1376 State Route 598, Galion, Ohio. The ownership structure is 50% PGS and 50% BWESV, with a $100 equity investment by both parties. This joint venture is accounted for under the equity method of accounting.

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

The original purchase price was $11,808, which included issuance of 4,740,375 shares (“primary shares”) of common stock without par value and a warrant to purchase up to approximately 13 million shares of PECO II’s common stock, or such number of shares that when aggregated with the primary shares, will represent 45% of the Company’s issued and outstanding shares of capital stock measured as of five business days before the exercise of the warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. Due to the warrant coverage requirement of 45% and the issuance of common shares under the 2000 Performance Plan Amendment 1 and Employee Stock Purchase plans, the number of shares that can be issued under the warrant at June 30, 2006 increased to approximately 13.5 million shares resulting in an increase in the warrant value of $218. This in turn increased the purchase price to $12,026 and the excess purchase price was assigned to goodwill.

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

The following table summarizes the estimated fair values of the net assets acquired. A third-party valuation of certain intangible assets was as follows:

June 30, 2006
Inventory	$2,000
Intangible assets	5,700
Goodwill	4,326

Net assets acquired	$12,026

Of the $5,700 of intangible assets, $2,000 was allocated to customer relationships and $3,700 was allocated to supply agreement. The Company estimates the amortization period for the customer relationships to be six years and five years for the supply agreement and will be amortized using the straight-line method.

The following table provides a supplemental disclosure of non-cash investing activities related to the acquisition:

June 30, 2006
Supplemental disclosure of non-cash investing activities:
Inventory	$2,000
Goodwill	4,326
Intangible assets	5,700
Capital stock	(601)
Warrants	(4,979)
Additional paid-in-capital	(5,751)

Net of cash paid	$695

Proforma Adjustments – Statement of Operations

Results of operations attributable to the Delta acquisition have been included in the Company’s condensed consolidated financial statements prospectively from the effective date of the acquisition. The following table provides selected, unaudited proforma financial information for the three and six month periods ended June 30, 2006 and 2005 as if the acquisition occurred on January 1, 2005. Proforma amounts have been adjusted for expected amortization expense and other post-closing effects including the effect on the weighted average common shares outstanding.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Proforma Sales - Product	$10,130	$9,411	$20,289	$18,599
Proforma Sales - Services	3,448	2,922	6,368	5,469

Proforma Net Sales:	$13,578	$12,333	$26,657	$24,068

Proforma Net Loss	$(1,455)	$(328)	$(2,231)	$(1,001)

Proforma Loss per share, basic and diluted	$(0.05)	$(0.01)	$(0.08)	$(0.04)

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

4. Warrants

The warrant gives Delta the right to purchase 45% of PECO II issued and outstanding shares of capital stock measured as of five business days before the exercise of the warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. Therefore, the amount of shares available to Delta under the terms of the warrant may continue to increase as a result of stock issuances from stock option exercises, employee stock purchase plans, restricted stock awards, etc. The warrant is valued at $0.37 per share as of October 13, 2005 and will be updated quarterly to Warrants and Goodwill. The original shares available under the warrant at the time of acquisition were approximately 13 million and were valued at $4,761 net of issuance costs. At June 30, 2006, there are approximately 13.5 million shares available under the warrant and are valued at $4,979 net of issuance costs.

5. Recent Issued Accounting Pronouncements

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

In December 2004, FASB issued Statement No. 123R, “Stock Based Payment” (“SFAS 123R”), a revision of Statement No. 123, “Accounting for Stock Based Compensation,” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. SFAS 123R is effective for the annual period beginning on or after June 15, 2005. SFAS 123R was adopted January 1, 2006. Information about the fair value of stock options under the Black Scholes model and its proforma impact on the Company’s net loss and loss per share can be found in Note 12 to the condensed consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of the Interpretation effective January 1, 2007. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

6. Use of Estimates

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

7. Treasury Shares and Restricted Stock

The Company did not repurchase shares during the first or second quarter of 2006 or in 2005. The Company issued the remaining 346,925 treasury shares at an average cost of $1.50 per share during first quarter of 2006 for various stock options and stock awards. An additional 42,575 common shares were issued during the first quarter of 2006 to satisfy outstanding restricted stock awards expected to vest by December 31, 2006.

8. Contingencies

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

The Company has a $379 contingency reserve for potential sales tax liability from a prior acquisition, for potential service nexus in states in which the Company is not currently filing and other miscellaneous sales or use tax issues. The Company does not volunteer to pay more taxes than necessary but believes this is an appropriate approach to the risks associated with prior and current year taxes.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

9. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2006 and December 31, 2005 are summarized below:

	June 30, 2006	December 31, 2005
Raw materials	$9,925	$8,670
Work-in-process	1,108	932
Finished goods	4,210	632

Gross Inventory	15,243	10,234
Obsolescence	(2,094)	(2,110)

Net Inventory	$13,149	$8,124

10. Assets Held for Sale

At December 31, 2005, the Company had a manufacturing facility and corporate headquarters shell classified as held for sale for $3,518 valued at estimated fair value less selling expenses. In February 2006, the manufacturing facility was sold and net proceeds after selling expenses and other costs was $2,134. The corporate headquarters shell remains classified as held for sale at June 30, 2006 for $1,300.

11. Goodwill and Other Intangibles

Goodwill and intangibles were acquired on March 28, 2006 from the Delta acquisition for $4,326 and $5,700, respectively (see Note 3), and is attributable to the Company’s product segment. The remaining balance relates to the Thornton Communications acquisition from a prior period and is attributable to the Company’s service segment. An annual review of the Thornton Communications goodwill is performed as of October 31 of each year unless current conditions indicate otherwise. An independent third party performed the review of this goodwill as of October 31, 2005. It was determined there was no further impairment of goodwill. The Delta goodwill and other intangibles will be subject to the impairment test no later than the first quarter of 2007.

Intangible Assets with Determinable Lives	June 30, 2006
Customer Relationships	$2,000
Supply Agreement	3,700

Total Gross Intangible Assets	5,700
Less: Accumulated Amortization	268

Intangible Assets, net	$5,432

Amortization Expense for the three months ending June 30, 2006 and year to date was $268. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively. The estimated amortization expense for the remainder of 2006 is $537.

The estimated amortization expense for each of the next five years is:

	2007	2008	2009	2010	2011	Remaining
Customer Relationships	$333	$333	$333	$333	$333	$85
Supply Agreement	$740	$740	$740	$740	$185	$0

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

12. Stock-Based Compensation

The Company has one plan under which stock-based awards may currently be granted to officers and employees, including non-employee directors. The 2000 Performance Plan Amendment 1 (2000 Plan) provides for the granting of 5,000,000 common shares. The Compensation Committee of the Board of Directors administers the 2000 Plan. The 2000 Plan permits the grant of stock options, restricted stock awards and other stock and performance-based incentives.

Stock options are granted at the fair market value of the Company’s common stock at the date of grant, generally vest over three to four years, and generally have a term of 5 years. Restricted stock awards generally vest in a one year period, upon achievement of specific performance criteria.

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

Prior to the Adoption of SFAS 123R

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted, no stock-based compensation cost was recognized for stock options in the consolidated financial statements for 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(592)	$(1,528)
Less: Stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(68)	(143)

Pro forma net loss as if the fair value based method had been applied to all awards	$(660)	$(1,671)

Loss per share, basic and diluted
As reported	$(0.03)	$(0.07)

Pro forma	$(0.03)	$(0.08)

Adoption of SFAS 123R

Total stock-based compensation expense by type of award is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock options	$91	$168
Restricted stock awards	28	150
Employee stock purchase plan	4	8

Total stock-based compensation expense	123	326
Tax effect on stock-based compensation expense	—	—

Net effect on loss from operations	$123	$326

Effect on basic and diluted loss per share	$—	$(0.01)

There was no recorded tax effect on the recognition of stock-based compensation expense due to the Company’s significant net operating loss carryforward and valuation reserve. In addition, there was no effect on the presentation of the statement of cash flows as excess tax benefits from the exercise of stock options have not been recorded as the Company does not expect to be able to realize current period deductions of taxable income.

Stock Options

The weighted-average fair value of stock options granted in the first six months of 2006 and 2005 was estimated at $0.94 and $0.48 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

	Six Months Ended June 30,
	2006	2005
Dividend yield	0%	0%
Expected volatility	60.64%	103.25%
Risk-free interest rate	4.66%	4.80%
Expected life of options (in years)	2.72	3.06

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Expected Term: The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, given consideration to contractual terms of the awards and vesting schedules.

Expected Volatility: The fair value of share-based awards was determined using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices.

Expected Dividend: The Company has not historically paid dividends nor does it expect to pay dividends in the near future. Therefore, there is no expected dividend yield.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the share-based awards.

Estimated Pre-Vesting Forfeitures: The Company considers historical pre-vesting forfeiture rates in determining the estimated number of shares that will ultimately vest.

The following table represents stock option activity for the year-to-date period ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at December 31, 2005	2,462,100	$1.36
Granted	295,000	1.94
Exercised	(199,250)	0.82
Forfeited/ Cancelled	(47,000)	4.85

Outstanding options at June 30, 2006	2,510,850	$1.30	3.21 years

Outstanding exercisable at June 30, 2006	1,318,350	$1.31	2.56 years

At June 30, 2006 the aggregate intrinsic value of stock options outstanding and exercisable was approximately $1,813 and $1,121, respectively. Total intrinsic value of options exercised during the six months ended June 30, 2006 was $229.

Restricted Stock Awards

The Company has restricted stock awards from 2005 grants awarded to certain of its employees that vest based on the attainment of certain performance goals. Fair-values of the restricted stock awards is based on the closing market price of the Company’s common stock on the grant date. At June 30, 2006, there was $10 of unrecognized compensation expense from non-vested restricted stock awards which is expected to be recognized prior to December 31, 2006.

The following table represents restricted stock awards activity for the year-to-date period ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	250,000	$1.10
Vested	200,000	1.07

Nonvested at June 30, 2006	50,000	$1.20

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

13. Common Shares

PECO II held an Annual Meeting of Shareholders on Thursday, June 1, 2006. During this shareholders meeting, shareholders approved increasing the number of authorized shares of the Company from 55,000,000 to 155,000,000, consisting of 150,000,000 common shares, without par value, and 5,000,000 serial preferred shares, without par value.

14. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Product	$10,130	$6,509	$17,681	$13,174
Services	3,448	2,922	6,368	5,469

	$13,578	$9,431	$24,049	$18,643

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Income (loss) from operations after joint venture:
Product	$(1,255)	$66	$(1,644)	$109
Services	(405)	(710)	(985)	(1,717)

Consolidated loss from operations	$(1,660)	$(644)	$(2,629)	$(1,608)

The Company changed the allocation method for sales, marketing and administrative expenses between the product and services segments beginning January 1, 2006. This change will more fairly reflect each segment’s share of the cost.

15. Revenue Recognition

The Company reports costs and revenues from long-term manufacturing and installation contracts on the percentage-of-completion method of accounting determined on a basis approximating the ratio of costs incurred to total estimated costs. Maintenance revenues are recognized ratably over the term of the agreements. Contract costs are recorded in cost of revenues in the period in which they are incurred, except in the case of manufactured material, which is included in inventory until shipment to the job site. When estimates indicate that a loss will be incurred on a contract, the total estimated loss is recognized currently. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income and are recognized in the year in which the revisions are determined.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents income recognized in advance of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in advance of revenues recognized.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Costs and estimated earnings on uncompleted contracts consist of the following:

	June 30, 2006	December 31, 2005
Costs incurred on uncompleted contracts	$3,936	$3,518
Estimated earnings	568	1,391

	4,504	4,909
Less: Billings to date	1,914	4,090

	$2,590	$819

Included in the accompanying balance sheet under the following captions:

	June 30, 2006	December 31, 2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,700	$898
Billings in excess of costs and estimated earnings on uncompleted contracts	(110)	(79)

	$2,590	$819

16. Related Party Transactions

The Company engages in certain related party transactions throughout the course of its business. On March 28, 2006, PECO II acquired exclusive rights to certain business and inventory for Delta’s U.S. and Canadian Telecom Power Division in exchange for an equity position in PECO II that enables Delta to become the Company’s largest shareholder. In addition, the transaction included the execution of a supply agreement that allows PECO II to access Delta’s substantial engineering capabilities and high-quality, cost-effective component manufacturing for its power systems.

The Company’s related party transactions with Delta, for the six months ended June 30, 2006 include $616 in sales and $3,050 in purchases. At June 30, 2006, the Company had balances of $422 and $1,554 included in accounts receivable and accounts payable, respectively.

17. Warranty

The Company’s warranty activity for the six months ended June 30, 2006 and 2005 is summarized below:

	2006	2005
Beginning balance	$1,352	$701
Warranty provision	348	167
Warranty costs incurred	(556)	(51)

Ending balance	$1,144	$817

The Company continues the rectifiers replacement program for one of the two customers as first discussed in the Annual Report on Form 10-K for year ending December 31, 2005. The other customer has requested replacement on an as needed basis to allow for their aggressive upgrade program. This will slow down PECO II’s replacement program. In addition, we have started additional reserves for customers acquired as a result of the Asset Purchase Agreement with Delta Products.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

18. Loss Per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for the three months ended June 30, 2006 and 2005, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive at June 30, 2006 and 2005 were 2,184,250 and 1,092,500, respectively.

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at June 30, 2006 and 2005 which were excluded because they were out-of-the-money were 326,600 and 970,795, respectively.

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statements as follows:

	Six months ended June 30, 2006		Six months ended June 30, 2005
	Basic loss per share	Diluted loss per share	Basic loss per share	Diluted loss per share
	$(0.09)	$(0.09)	$(0.07)	$(0.07)
Outstanding shares	27,059	27,059	21,595	21,595
Effect of weighting changes in outstanding shares	(2,420)	(2,420)	(24)	(24)

Weighted average in outstanding shares	24,639	24,639	21,571	21,571

19. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the six months ended June 30, 2006, sales to three companies comprised 53.2% of total sales. These customers contributed 21.5%, 17.3%, and 14.4%, respectively, of total sales. For the six months ended June 30, 2005, sales to two companies comprised 54.1% of total sales. These customers contributed 42.0% and 12.1%, respectively, of total sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “the Company,” or “PECO II” refer to PECO II, Inc. unless the context indicates otherwise.

Overview

The second quarter of 2006 performance highlights both the continued improvement and challenges PECO II is facing in this competitively charged industry. The revenue growth in the quarter highlighted the Company’s ability to grow and serve its customers. The net loss of $1.5 million included costs related to Delta transaction, other non-cash related charges and one-time costs.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

With the closing of the Delta strategic transaction in late March 2006, the Company began to operationally absorb the Delta North American service provider business in the second quarter. As of June 30, 2006, we have relocated all operational activities acquired from Delta into our Galion, Ohio facility. This includes inventory, inventory management, customer service, customer technical support, and all administrative functions. Sales resources are deployed geographically close to our customers. Also in the quarter, the Delta and PECO II engineering teams have embarked on a number of new product initiatives. With our first quarter together now under our belt, we are confident that the relationship will enhance our ability to serve our customers. Delta’s world class technology and manufacturing resources complement PECO II’s strong customer service, system design and system integration capabilities, making this an outstanding combination.

Our net sales and new orders for the second quarter demonstrated continued strong growth for us. With the projected service carriers CAPEX growth in the high single digits, the second quarter performance resulted in PECO II continuing to take market share in its focused areas. During the quarter we won product and/or services business with existing customers in three new markets. Additionally, we were awarded work with a new wireless carrier that we had not served before and we were notified that another existing wireless carrier will sole source all of their power requirements from us under a to-be-negotiated long term agreement. Our ongoing ability to leverage our capabilities will be the basis for continued share growth.

Recently, we have seen a slowdown in our customer ordering volumes. Currently, this slowdown appears to be temporary. However, to minimize the impact of the reduced orders on the shareowner while ensuring we can continue to meet our customers’ requirements, we had a workforce adjustment in July/August that reduced our workforce by 22 people. Currently the workforce comprises 336 people.

Solid trends in the wireless industry fueled continued capacity expansion and the belief in continued CAPEX growth. This is attributable to robust subscriber growth trends and next generation network upgrades. Network convergence and 3G network upgrades remain major initiatives within our customer set.

For wireline, the broadband communications and entertainment focus of Internet Protocol TV (“IPTV”), which is video to the home, is expected to drive CAPEX in the access arena which has a requirement for small power solutions. High quality power products and services will benefit both Telecom and CATV service providers as they continue to invest in IPTV networks in their battle for leadership in the full service communications market.

We expect to continue to grow PECO II product, systems and services offerings to provide our customers’ state-of-the-art, cost-effective solutions to meet their growing customer requirements. Additionally, we plan to continue our business expansion and productivity improvements to ensure that these sales provide attractive returns for our shareholders.

Results of Operations

Our net sales increased to $13.6 million and $24.0 million for the three and six months ended June 30, 2006, respectively, an increase of $4.2 million and $5.4 million, or 44.0% and 29.0%, respectively, compared to the corresponding prior year periods. Product net sales were $10.1 million for the second quarter of 2006, an increase of $3.6 million, or 55.6%, compared to the second quarter of 2005. This significant increase was due to the Delta customer revenues resulting from the asset purchase agreement. The Delta revenues for the second quarter of 2006 were $2.4 million or 67% of the increase.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Service net sales were $3.4 million for the second quarter of 2006, an increase of $526 thousand, or 18.0%, as compared to the second quarter of 2005. The service segment increase was the result of the industry increased CAPEX spending, and we are now seeing more installation as a result of the increased spending.

As of June 30, 2006, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $7.4 million, a $0.58 million, or 0.8%, decrease from the comparable prior year period, and a 106% increase of $3.8 million from December 31, 2005. Product backlog of $4.8 million was a $2.2 million, or 85.0% increase from December 31, 2005, while Service backlog was $2.6 million, a $1.6 million, or 159.0%, increase from December 31, 2005. Included in our total backlog and product backlog numbers is $873 thousand of backlog resulting from the Delta acquisition as described in Note 3 to the Condensed Consolidated Financial Statements.

Gross margin dollars were $2.1 million and $4.1 million, respectively, for the three and six months ended June 30, 2006, as compared to $2.1 million and $3.8 million, respectively, for the three and six months ended June 30, 2005. Gross margin as a percentage of net sales decreased to 15% and 17% for the three and six months ended June 30, 2006, compared to 22% and 20%, respectively, for the comparable prior year periods.

For the quarter ended June 30, 2006, product gross margin was $1.7 million, or 17%, as compared to $1.8 million, or 27%, for the corresponding period in 2005, or a product gross margin decrease of 10%. The decrease was primarily a change in product sales mix resulting in lowering gross margin by $400 thousand, Delta transition costs of $300 thousand, raw material cost increases that could not be passed on to customers of $100 thousand, and amortization of $200 thousand relating to the supply agreement obtained as part of the Delta acquisition. Delta transition costs are expected to continue through the third quarter but at a lower rate.

The service gross margin was $359 thousand for the second quarter of 2006, as compared to $280 thousand for the second quarter of 2005, or an increase of 28%. The management team continues to closely monitor indirect costs while maintaining efficiency and quality on the job. The service group was able to maintain their direct costs while increasing sales for the second quarter of 2006, which positively impacted margins.

Research, development and engineering expense incurred was $897 thousand and $1.7 million, respectively, for the three and six months ended June 30, 2006, up from $741 thousand and $1.4 million, respectively for the three and six months ended June 30, 2005. As a major supplier to the largest telecommunications service providers, we have continued to invest in standards compliance which includes NEBS™. The investment comes at a high cost and was the largest expenditure included in our increase this quarter. As a percentage of net product sales, research, development and engineering expense was 9% for the quarter ended June 30, 2006, which was a 2% decease from the second quarter of 2005.

Selling, general and administrative expense increased to $2.8 million and $5.0 million for the three and six months ended June 30, 2006, from $2.0 million and $3.9 million, respectively, for the comparable prior year period. Sales, marketing and administrative expenses increased as a result of increased compensation and the recognition of share-based payments per SFAS 123R, as previously discussed in Note 12 to the Condensed Consolidated Financial Statements. The recognition of these payments impacted the selling, general and administrative expenses by $103 thousand and $290 thousand, respectively, for the three and six months ended June 30, 2006. Selling, general and administrative also incurred amortization expenses of $83 thousand for the quarter ended June 30, 2006 resulting from the Customer Relationship intangible asset acquired with the Delta Asset acquisition. As a percentage of net sales, selling, general and administrative remained flat at 20.8% for the quarter ended June 30, 2006, compared to 20.9% in the comparable prior year period.

On March 28, 2006, PECO II acquired exclusive rights to certain business and inventory for Delta’s U.S. and Canadian Telecom Power Division in exchange for an equity position in PECO II that enables Delta to become

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

PECO II’s largest shareholder. Additionally, the transaction included the execution of a supply agreement that will allow PECO II to access Delta’s substantial engineering capabilities and high-quality, cost-effective component manufacturing for its power systems. Ultimately, we expect this to have a positive effect on reducing cost-of-goods sold for PECO II.

The effective tax rate was a positive 2.7% for the six months ended June 30, 2006 compared to negative 1.3% for the six months ended June 30, 2005. The tax accrual is for various state franchises and net worth taxes where the Company has conducted business.

Liquidity and Capital Resources

As of June 30, 2006, available cash and cash equivalents approximated $9.8 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at June 30, 2006 was $23.8 million, which represented a working capital ratio of 2.7 to 1, compared to $23.6 million at December 31, 2005, which represented a working capital ratio of 3.6 to 1. Capital expenditures for the six months ended June 30, 2006, totaled $130 thousand. We continue our efforts to conserve cash.

Cash flows used for operating activities for the six months ended June 30, 2006, was $1.5 million. While this included a net loss and increases in inventories and costs and earnings in excess of billings, it was offset by increases in accounts payable and accruals. There was $1.3 million of cash provided by investing activities which was primarily from the sale of the excess manufacturing facility less cash paid for the acquisition. Cash provided by financing activities was $1.2 million, which included use of our credit line and the issuance of common stock for options exercised.

Cash flows used by operating activities for the six months ended June 30, 2005 was $4.8 million. A significant portion of this was due to a litigation settlement of $2.67 million. The remainder was primarily due to operating losses and a decrease in accounts payable and accrued expenses, along with increases in accounts receivable and inventory. There was $23 thousand of cash used for investing activities, while the cash used for financing activities was $302 thousand.

We continue to strive for positive cash flow from operations. If our working capital needs significantly increase due to circumstances such as our inability to operate on a cash flow positive basis; weakness in the telecommunications industry; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; research and development efforts; or as a result of capital expenditures, we may have to increase our credit facilities or generate additional funding through the issuance of debt or equity. There can be no assurance, however, that additional financing will be available on terms favorable to the Company or at all.

Contractual Obligations

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. As of June 30, 2006, the balance on the line of credit was $2.4 million.

We do not currently plan to pay dividends.

Other than the acquisition of Delta as previously discussed, there have been no material changes outside the normal course of business in our contractual obligation since December 31, 2005.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of the Interpretation effective January 1, 2007. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of June 30, 2006.

We have minimal exposure due to interest rate risk. A change in rates would be immaterial to our results from operations if rates were to increase 1% from June 30, 2006 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included matters discussed below on the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting made during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Item 1A. of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2005, includes a detailed discussion of our risk factors as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 2(b). Use of Proceeds

On August 17, 2000, the SEC declared effective a Registration Statement on Form S-1 (File No. 333-37566) filed by us in connection with an initial public offering of our common shares.

From the date of receipt of the proceeds through June 30, 2006, of the $78.3 million in net proceeds, $14.4 million was used to repay bank indebtedness, $5.2 million was used in connection with the acquisitions of Thornton Communications and JNB Communications, $16.7 million was used for capital expenditures, excluding the purchase of the Denver regional service center in February 2001 which was financed through industrial revenue bonds, $3.6 million has been restricted by the Company’s bank to secure outstanding borrowings, $5.8 million has been used to pay off the industrial revenue bonds as a result to the sale of the Denver regional service center, $2.7 million was used to settle assumed litigation from an acquisition in 2001, and approximately $20.1 million was used for general working capital purposes. The remaining cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash and have original maturities of three months or less.

ITEM 4. Submission of Matters to a Vote of Security Holders

PECO II held an Annual Meeting of Shareholders on Thursday, June 1, 2006, to elect three directors in Class III for three-year terms and to increase the number of authorized shares. The results of the two proposals are provided below:

Proposal 1: The election of three directors in Class III for three-year terms and until their successors are duly elected and qualified.

	Number of Shares Voted
	FOR	WITHHOLD AUTHORITY	TOTAL
James L. Green	24,980,426	364,356	25,344,782
Richard W. Orchard	25,068,161	276,621	25,344,782
Matthew P. Smith	25,055,277	289,505	25,344,782

Each of the nominees was elected. The other directors whose terms of office continue after the 2005 Annual Meeting of Shareholders are: George J. Dallas, Trygve A. Ivesdal, R. Louis Schneeberger, Gerard B. Moersdorf Jr., E. Richard Hottenroth, Thomas R. Thomsen, John G. Heindel and Albert Chang.

Proposal 2: To approve increasing the number of authorized shares of the Company from 55,000,000 to 155,000,000, consisting of 150,000,000 common shares, without par value, and 5,000,000 serial preferred shares, without par value.

	Number of Shares Voted
	FOR	AGAINST	ABSTAIN	TOTAL
Proposal 2	22,998,808	2,268,435	77,539	25,344,782

ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006	PECO II, Inc.

/s/ JOHN G. HEINDEL	/s/ SANDRA A. FRANKHOUSE
John G. Heindel	Sandra A. Frankhouse
President and Chief Executive Officer	Chief Financial Officer