Form 10-Q
period 2006-09-30
PECO II INC
filed 2006-11-13
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding At October 31, 2006
Common Shares, without par value	27,159,201

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,635	$8,778
Accounts receivable, net of allowance of $80 in September 30, 2006 and $119 in December 31, 2005	6,816	7,046
Inventories, net of allowance of $2,080 in September 30, 2006 and $2,110 in December 31, 2005	13,808	8,124
Prepaid expenses and other current assets	328	732
Assets held for sale	1,300	3,518
Costs and estimated earnings in excess of billings on uncompleted contracts	1,538	898
Restricted cash	3,500	3,683

Total current assets	33,925	32,779

Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	4,638	4,608
Machinery and equipment	9,034	9,072
Furniture and fixtures	5,862	5,853

	19,729	19,728
Less-accumulated depreciation	(14,588)	(13,904)

Property and equipment, net	5,141	5,824
Other Assets:
Goodwill	6,126	1,774
Intangibles, net	5,163	—
Investment in joint venture	6	6

Total Assets	$50,361	$40,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings under line of credit	$1,645	$1,419
Capital leases payable	97	92
Accounts payable	3,756	1,880
Accrued compensation expense	1,737	1,106
Billings in excess of costs and estimated earnings on uncompleted contracts	306	79
Accrued income taxes	77	144
Other accrued expenses	3,682	4,455

Total current liabilities	11,300	9,175

Long-term Liabilities:
Capital leases payable, net of current portion	279	354

Shareholders’ Equity:
Common shares, no par value: authorized 150,000,000 shares; 27,149,201 and 22,201,666 shares issued at September 30, 2006 and December 31, 2005, respectively	3,444	2,816
Warrants	5,005	—
Additional paid-in capital	115,830	109,978
Accumulated deficit	(85,497)	(81,420)
Treasury shares, at cost, 0 and 346,925 shares at September 30, 2006 and December 31, 2005, respectively	—	(520)

Total shareholders’ equity	38,782	30,854

Total Liabilities and Shareholders’ Equity	$50,361	$40,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales:
Product	$8,965	$8,349	$26,646	$21,523
Services	3,457	3,133	9,825	8,602

	12,422	11,482	36,471	30,125
Cost of goods sold:
Product	7,679	6,030	21,824	15,817
Services	3,358	2,665	9,177	7,735

	11,037	8,695	31,001	23,552
Gross margin:
Product	1,286	2,319	4,822	5,706
Services	99	468	648	867

	1,385	2,787	5,470	6,573
Operating expenses:
Research, development and engineering	871	745	2,558	2,189
Selling, general and administrative	2,368	1,942	7,395	5,884
Real estate impairment	—	430	—	430

	3,239	3,117	9,953	8,503

Loss from operations	(1,854)	(330)	(4,483)	(1,930)
Loss from joint venture	—	—	—	(8)

Loss from operations after joint venture	(1,854)	(330)	(4,483)	(1,938)
Interest income, net	121	43	359	143

Loss before income taxes	(1,733)	(287)	(4,124)	(1,795)
Income tax benefit (provision)	(17)	74	47	54

Net loss	$(1,750)	$(213)	$(4,077)	$(1,741)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.01)	$(0.16)	$(0.08)

Weighted average common shares outstanding:

Basic and diluted	27,147	21,595	25,484	21,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,077)	$(1,741)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,333	1,039
Loss on disposals of property and equipment	10	18
Investment loss in joint venture	—	8
Asset impairment	—	430
Compensation expense from share-based payments	463	—
Working capital changes:
Accounts and notes receivable	230	(823)
Inventories	(3,683)	(1,210)
Costs and earnings in excess of billings on uncompleted contracts	(640)	(268)
Prepaid expenses and other current assets	406	(202)
Accounts payable, other accrued expenses and accrued income taxes	1,117	(2,090)
Accrued compensation expense	631	396
Billings in excess of costs and earnings on uncompleted contracts	227	(569)

Net cash used for operating activities	(3,983)	(5,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(143)	(42)
Acquisition	(695)	—
Proceeds from sale of property and equipment	2,153	2

Net cash provided by (used for) investing activities	1,315	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer from restricted cash	183	281
Net usage (repayments) under line of credit agreement .	226	(13)
Repayment of long-term debt and capital leases	(70)	(296)
Proceeds from issuance of common shares - options exercised	164	—
Proceeds from issuance of common shares – Employee Stock Purchase Plan	22	25

Net cash provided by (used for) financing activities	525	(3)

Net decrease in cash	(2,143)	(5,055)
Cash and cash equivalents at beginning of period	8,778	9,723

Cash and cash equivalents at end of period	$6,635	$4,668

Supplemental disclosure of cash flow information:
Income taxes paid	$62	$133
Interest paid	96	189

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

3. Acquisitions

On March 28, 2006, PECO II acquired exclusive rights to certain business and inventory for Delta’s U.S. and Canadian Telecom Power Division in exchange for an equity position in PECO II that enables Delta to become the Company’s largest shareholder. Additionally, the transaction included the execution of a supply agreement that allows PECO II to access Delta’s substantial engineering capabilities and high-quality, cost-effective component manufacturing for its power systems.

The original purchase price was $11,808, which included issuance of 4,740,375 shares (“primary shares”) of common stock without par value and a warrant (the “Warrant”) to purchase up to approximately 13 million shares of the Company’s common stock, or such number of shares that when aggregated with the primary shares, will represent 45% of the Company’s issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. Due to the Warrant coverage requirement of 45% and the issuance of common shares under the Company’s Amended 2000 Performance Plan and Employee Stock Purchase Plan, the number of shares that can be issued under the Warrant at September 30, 2006 increased to approximately 13.6 million shares resulting in an increase in the Warrant value of $26 for the quarter and $244 for the year. This in turn increased the purchase price to $12,052 and the excess purchase price was assigned to goodwill.

The value of the primary shares was determined based on the average closing price of PECO II’s common shares over the five business days prior to, the date of, and the five days after the public announcement of the execution of the Asset Purchase Agreement. The fair value of the Warrant was also determined using the Black-Scholes option-pricing model with the following assumption: stock price of $1.34; volatility of 60%; risk-free interest rate of 3.96%; and an expected life of 2.5 years.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

The following table summarizes the estimated fair values of the net assets acquired. A third-party valuation of certain intangible assets was as follows:

September 30, 2006
Inventory	$2,000
Goodwill	4,352
Intangible assets	5,700

Net assets acquired	$12,052

Of the $5,700 of intangible assets, $2,000 was allocated to customer relationships and $3,700 was allocated to supply agreement. The Company estimates the amortization period for the customer relationships to be six years and five years for the supply agreement using the straight-line method.

The following table provides a supplemental disclosure of non-cash investing activities related to the acquisition:

September 30, 2006
Supplemental disclosure of non-cash investing activities:
Inventory	$2,000
Goodwill	4,352
Intangible assets	5,700
Capital stock	(601)
Warrants	(5,005)
Additional paid-in-capital	(5,751)

Net of cash paid	$695

Proforma Adjustments – Statement of Operations

Results of operations attributable to the Delta acquisition have been included in the Company’s condensed consolidated financial statements prospectively from the effective date of the acquisition. The following table provides selected, unaudited proforma financial information for the three and nine month periods ended September 30, 2006 and 2005 as if the acquisition occurred on January 1, 2005. Proforma amounts have been adjusted for expected amortization expense and other post-closing effects including the effect on the weighted average common shares outstanding.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Proforma Sales - Product	$8,965	$11,277	$29,254	$29,876
Proforma Sales - Services	3,457	3,133	9,825	8,602

Proforma Net Sales:	$12,422	$14,410	$39,079	$38,478

Proforma Net Loss	$(1,750)	$(29)	$(3,981)	$(1,030)

Proforma Loss per share, basic and diluted	$(0.06)	$(0.00)	$(0.14)	$(0.04)

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

4. Warrants

The Warrant gives Delta the right to purchase 45% of PECO II issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. Therefore, the amount of shares available to Delta under the terms of the Warrant may continue to increase as a result of stock issuances from stock option exercises, employee stock purchase plans, restricted stock awards, etc. The Warrant is valued at $0.37 per share as of October 13, 2005 and is being updated quarterly to Warrants and Goodwill. The number shares available under the Warrant at the time of acquisition was approximately 13 million and was valued at $4,761 net of issuance costs. At September 30, 2006, there are approximately 13.6 million shares available under the Warrant which is valued at $5,005 net of issuance costs.

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

In December 2004, FASB issued Statement No. 123R, “Stock Based Payment” (“SFAS 123R”), a revision of Statement No. 123, “Accounting for Stock Based Compensation,” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based on estimated fair values. SFAS 123R is effective for the annual period beginning on or after June 15, 2005. SFAS 123R was adopted January 1, 2006. Information about the impact of the adoption of SFAS 123R can be found in Note 12 to the condensed consolidated financial statements.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), replaces APB No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted effective January 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“the Interpretation”) which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of the Interpretation effective January 1, 2007. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

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

7. Treasury Shares and Restricted Stock

The Company did not repurchase shares during the first, second, or third quarter of 2006 or in 2005. The Company issued the remaining 346,925 treasury shares at an average cost of $1.50 per share during first quarter of 2006 for various stock options and stock awards. An additional 42,575 common shares were issued during the first quarter of 2006 to satisfy outstanding restricted stock awards that vested on September 26, 2006.

8. Contingencies

The Company is subject to certain legal proceedings and claims, which arise, in the ordinary course of its business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

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

9. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2006 and December 31, 2005 are summarized below:

	September 30, 2006	December 31, 2005
Raw materials	$13,514	$8,670
Work-in-process	802	932
Finished goods	1,572	632

Gross Inventory	15,888	10,234
Obsolescence	(2,080)	(2,110)

Net Inventory	$13,808	$8,124

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

10. Assets Held for Sale

At December 31, 2005, the Company had a manufacturing facility and corporate headquarters shell classified as held for sale for $3,518 valued at estimated fair value less selling expenses. In February 2006, the manufacturing facility was sold and net proceeds after selling expenses and other costs was $2,134. The corporate headquarters shell remains classified as held for sale at September 30, 2006 for $1,300.

11. Goodwill and Other Intangibles

Goodwill and intangibles were acquired on March 28, 2006 from the Delta acquisition for $4,352 and $5,700, respectively (see Note 3), and is attributable to the Company’s product segment. The remaining balance relates to the Thornton Communications acquisition from a prior period and is attributable to the Company’s service segment. An annual review of the Thornton Communications goodwill is performed as of October 31 of each year unless current conditions indicate otherwise. An independent third party performed the review of this goodwill as of October 31, 2005. It was determined there was no further impairment of goodwill. The Delta goodwill and other intangibles will be subject to the impairment test no later than the first quarter of 2007.

Intangible Assets with Determinable Lives	September 30, 2006
Customer Relationships	$2,000
Supply Agreement	3,700

Total Gross Intangible Assets	5,700
Less: Accumulated Amortization	537

Intangible Assets, net	$5,163

Amortization Expense for the three months ending September 30, 2006 and year to date was $268 and $537, respectively. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively. The estimated amortization expense for the remainder of 2006 is $268.

The estimated amortization expense for each of the next five years is:

	2007	2008	2009	2010	2011	Remaining
Customer Relationships	$333	$333	$333	$333	$333	$85
Supply Agreement	$740	$740	$740	$740	$185	$0

12. Stock-Based Compensation

The Company has one plan under which stock-based awards may currently be granted to officers and employees, including non-employee directors. The Amended 2000 Performance Plan (“2000 Plan”) provides for the granting of 5,000,000 common shares. The Compensation Committee of the Board of Directors administers the 2000 Plan. The 2000 Plan permits the grant of stock options, restricted stock awards, and other stock and performance-based incentives.

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

In addition to the 2000 Plan, the Company has the 2000 Employee Stock Purchase Plan (“ESPP”) and reserved for issuance an aggregate of 1,000,000 common shares. The ESPP allows eligible employees to purchase common shares through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The Plan will terminate when all or substantially all of the common shares reserved for purposes of the plan have been purchased. The fair value of the discount is estimated at the beginning of each semi-annual payment period and vests at the end of that period.

Prior to the Adoption of SFAS 123R

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted, no stock-based compensation cost was recognized for stock options in the consolidated financial statements for 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(213)	$(1,741)
Less: Stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(110)	(253)

Pro forma net loss as if the fair value based method had been applied to all awards	$(323)	$(1,994)

Loss per share, basic and diluted
As reported	$(0.01)	$(0.08)

Pro forma	$(0.01)	$(0.09)

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Adoption of SFAS 123R

Total stock-based compensation expense by type of award is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock options	$88	$256
Restricted stock awards	44	194
Employee stock purchase plan	5	13

Total stock-based compensation expense	137	463
Tax effect on stock-based compensation expense	—	—

Net effect on loss from operations	$137	$463

Effect on basic and diluted loss per share	$(0.01)	$(0.02)

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

Stock Options

The weighted-average fair value of stock options granted in the first nine months of 2006 and 2005 was estimated at $0.93 and $0.48 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Dividend yield	0%	0%
Expected volatility	59.51%	100.97%
Risk-free interest rate	4.59%	4.80%
Expected life of options (in years)	2.67	2.11

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

The following table represents stock option activity for the year-to-date period ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at December 31, 2005	2,462,100	$1.36
Granted	305,000	1.92
Exercised	(199,250)	0.82
Forfeited/Cancelled	(178,100)	4.66

Outstanding options at September 30, 2006	2,389,750	$1.11	3.10 years

Outstanding exercisable at September 30, 2006	1,404,750	$0.95	2.68 years

At September 30, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was approximately $517 and $407, respectively. Total intrinsic value of options exercised during the nine months ended September 30, 2006 was $229.

Restricted Stock Awards

During the third quarter of 2006, the Company granted 90,000 restricted stock awards to non-employee directors. The Company also had restricted stock awards from 2005 grants awarded to certain of its employees that vested based on the attainment of certain performance goals. Fair-values of the restricted stock awards are based on the closing market price of the Company’s common stock on the grant date. At September 30, 2006, there was $122 of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized prior to December 31, 2007. The total fair-value of restricted stock awards that vested during the nine months ended September 30, 2006 was $274.

The following table represents restricted stock awards activity for the year-to-date period ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	250,000	$1.10
Granted	90,000	1.79
Vested	(250,000)	1.10

Nonvested at September 30, 2006	90,000	$1.79

13. Common Shares

PECO II held an Annual Meeting of Shareholders on Thursday, June 1, 2006. During the shareholders meeting, shareholders approved increasing the number of authorized shares of the Company from 55,000,000 to 155,000,000, consisting of 150,000,000 common shares, without par value, and 5,000,000 serial preferred shares, without par value.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

14. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales:
Product	$8,965	$8,349	$26,646	$21,523
Services	3,457	3,133	9,825	8,602

	$12,422	$11,482	$36,471	$30,125

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Income (loss) from operations after joint venture:
Product	$(1,248)	$270	$(2,893)	$379
Services	(606)	(600)	(1,590)	(2,317)

Consolidated loss from operations	$(1,854)	$(330)	$(4,483)	$(1,938)

The Company changed the allocation method for sales, marketing and administrative expenses between the product and services segments beginning January 1, 2006. This change will more fairly reflect each segment’s share of the cost.

15. Revenue Recognition

The Company reports costs and revenues from long-term manufacturing and installation contracts on the percentage-of-completion method of accounting determined on a basis approximating the ratio of costs incurred to total estimated costs. Maintenance revenues are recognized ratably over the term of the agreements. Contract costs are recorded in cost of revenues in the period in which they are incurred, except in the case of manufactured material, which is included in inventory until completion of the job site. When estimates indicate that a loss will be incurred on a contract, the total estimated loss is recognized currently. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income and are recognized in the year in which the revisions are determined.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents income recognized in advance of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in advance of revenues recognized.

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30, 2006	December 31, 2005
Costs incurred on uncompleted contracts	$3,939	$3,518
Estimated earnings	741	1,391

	4,680	4,909
Less: Billings to date	3,448	4,090

	$1,232	$819

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Included in the accompanying balance sheet under the following captions:

	September 30, 2006	December 31, 2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,538	$898
Billings in excess of costs and estimated earnings on uncompleted contracts	(306)	(79)

	$1,232	$819

16. Related Party Transactions

The Company engages in certain related party transactions throughout the course of its business. On March 28, 2006, PECO II acquired exclusive rights to certain business and inventory for Delta’s U.S. and Canadian Telecom Power Division in exchange for an equity position in PECO II that enabled Delta to become the Company’s largest shareholder. In addition, the transaction included the execution of a supply agreement that allows PECO II to access Delta’s substantial engineering capabilities and high-quality, cost-effective component manufacturing for its power systems.

The Company’s related party transactions with Delta, for the nine months ended September 30, 2006 include $693 in sales and $7,340 in purchases. At September 30, 2006, the Company had balances of $217 and $1,371 included in accounts receivable and accounts payable, respectively.

17. Warranty

The Company’s warranty activity for the nine months ended September 30, 2006 and 2005 is summarized below:

	2006	2005
Beginning balance	$1,352	$701
Warranty provision	445	233
Warranty costs incurred	(838)	(171)

Ending balance	$959	$763

The Company has completed the rectifiers replacement program for one of the two customers as first discussed in the Annual Report on Form 10-K for year ending December 31, 2005. The other customer has requested replacement on an as-needed basis to allow for its aggressive upgrade program. This will slow down PECO II’s replacement program. In addition, we have started additional reserves for customers acquired as a result of the Asset Purchase Agreement with Delta.

18. Loss Per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for the three and nine months ended September 30, 2006 and 2005, no common equivalent shares were included in the calculation of diluted loss per share for the periods because their effect would have been anti-dilutive. The Company’s weighted-average number of options that were in-the-money and, therefore, potentially dilutive at September 30, 2006 and 2005 were 2,091,750 and 1,717,500, respectively.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at September 30, 2006 and 2005, which were excluded because they were out-of-the-money, were 298,000 and 1,057,595, respectively.

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statements as follows:

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Basic loss per share	Diluted loss per share	Basic loss per share	Diluted loss per share
	$(0.16)	$(0.16)	$(0.08)	$(0.08)
Outstanding shares	27,149	27,149	21,595	21,595
Effect of weighting changes in outstanding shares	(1,665)	(1,665)	(16)	(16)

Weighted average in outstanding shares	25,484	25,484	21,579	21,579

19. Subsequent Events

On October 19, 2006, the Company announced its intensions to outsource its cable assemblies, printed wiring board, metals, and painting component manufacturing operations in its Galion, Ohio, facility. This initiative is expected to be completed by March 31, 2007. The Company is currently evaluating potential opportunities of which could impact the carrying values of inventory and fixed assets. The Company anticipates completion of this review by the end of the fourth-quarter and could potentially have impairment charges.

20. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the nine months ended September 30, 2006, sales to three companies comprised 51.8% of total sales. These customers contributed 19.5%, 16.6%, and 15.7%, respectively, of total sales. For the nine months ended September 30, 2005, sales to four companies comprised 71.8% of total sales. These customers contributed 35.8%, 13.9%, 11.4% and 10.7%, respectively, of total sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “the Company,” or “PECO II” refer to PECO II, Inc. unless the context indicates otherwise.

Forward-Looking Statements

Certain of the Company’s statements in this Quarterly Report on Form 10-Q and the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operation are not purely historical, and as such are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but may not be limited to, all statements regarding the Company’s and management’s intent, beliefs, expectations, and plans, such as statements concerning the Company’s future profitability, industry trends, operating results, and product development strategy. These forward-looking statements include numerous risks and uncertainties, including, without limitation: a general economic recession; a downturn in our principal customers’ businesses; current and future mergers of key customers; the volatility in the communications industry; the demand for communications equipment generally and in particular for the products and services offered by the Company; the Company’s ability to generate sales orders during fiscal 2006 and thereafter; the ability to develop and market new products and product enhancements; the potential environmental issues in regards to an aging manufacturing facility; the ability to attract and retain customers; competition and technological change; successful implementation of the Company’s business strategy; and other factors set forth under the caption “Item 1A Risk Factor’s” in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in our quarterly reports on Form 10-Q and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect the Company’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

Overview

The third-quarter performance reflected the impact of a significant downturn in customer orders. This combined with a number of service project overruns has driven a disappointing gross margin and overall financial result for the business. Third quarter expenses were in line with expectations after an unusually high level of costs incurred during the second quarter of 2006.

New orders for the third quarter reflected a slowdown in customer orders, which appears to be continuing into the fourth quarter. October 2006 orders, while coming in greater than October 2005 orders, are below the company’s expectations and this trend is likely to continue throughout the fourth quarter.

During the quarter, we won product and/or services business with existing customers in two new markets. Additionally, we have successfully completed two field trials for power & battery cabinet solutions with an existing customer. This solution addresses our wireless customers’ cell site requirements where power equipment is installed in a cabinet application. Also, in November one of our significant customers awarded us a 3-year contract extension. Lastly, we implemented a sales rep program in the quarter that will allow us to leverage additional resources to sell PECO II solutions to a broader range of customers in North America.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

We continued to improve our product portfolio during the third quarter. We introduced additional features for our digital system controller which allows our customers to remotely manage their power systems data. The controller was also deployed in the 128 FD 24V/800 Amp power systems for use in wireless cell site applications. The 662 converter system now has the capability to be deployed in cell site applications requiring 48V power for network equipment. Lastly, we have deployed the NetMACS™ monitoring, alarm, and control system in a first office application with a leading incumbent local exchange carrier.

In our ongoing effort to become more cost effective, we had a workforce reduction of 45 positions during the third quarter reducing headcount to 308 people. Also, we announced plans to implement a strategic outsourcing program that we expect to provide the framework to move significant semi-fixed and fixed costs to variable costs. We expect to be better equipped to react to shifts in our customers ordering patterns once we have implemented the outsourcing of our non-strategic manufacturing functions.

Our outsourcing initiative will result in PECO II exiting the manufacture of cable assemblies, printed wiring board, painting and metal fabrication. Negotiations are currently being finalized with a number of suppliers who will take on this work for PECO II. This move supports our strategic direction to be a systems design and assembly business, which is our competitive advantage. Today, we are the only major supplier of power systems to the US market that has maintained its design and assembly capability in the United States. Management believes this is critical to ensure that we remain the most responsive supplier in our space. We plan to finalize these outsourcing agreements in the fourth quarter and expect to book any cash or non cash related charges to our fourth-quarter financials. The company plans to transition the work to the selected suppliers during the first quarter of 2007.

For wireline, the broadband communications and entertainment focus of IPTV are expected to drive CAPEX in the access arena which has a requirement for small power solutions. High quality power products and services will benefit both Telecom and CATV service providers as they continue to invest in IPTV networks in their battle for leadership in the full service communications market.

We expect to continue to grow our product, systems and services offerings to provide our customers’ state-of-the-art, cost-effective solutions to meet their growing customer requirements. Additionally, we plan to continue our business expansion and productivity improvements to ensure that these sales provide attractive returns for our shareholders.

Results of Operations

Our net sales increased to $12.4 million and $36.5 million for the three and nine months ended September 30, 2006, respectively, an increase of $0.9 million and $6.3 million, or 8% and 21%, respectively, compared to the corresponding prior year periods. Product net sales were $9 million for the third quarter of 2006, an increase of $616 thousand, or 7%, compared to the third quarter of 2005. This increase is primarily due to the Delta customer revenues resulting from the Delta asset purchase. Excluding the Delta revenues of $2.5 million for the third quarter of 2006, third quarter product revenues for 2006 decreased by $1.9 million, or 23% reduction compared to the third quarter of 2005. The third-quarter performance reflects the impact of a significant downturn in customer orders combined with delays in forecasted orders from certain customers.

Service net sales were $3.5 million for the third quarter of 2006, an increase of $324 thousand, or 10%, as compared to the third quarter of 2005. The service segment increase was the result of orders received in new markets.

As of September 30, 2006, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $6.1 million, a $2.6 million, or 30%, decrease from the comparable prior year period, and a 70% increase of $2.5 million from December 31, 2005. Product backlog of $3.7 million was a $1.1 million, or 43% increase from December 31, 2005, while Service backlog was $2.4 million, a $1.4 million, or 139%, increase from December 31, 2005.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Gross margin dollars were $1.4 million and $5.5 million, respectively, for the three and nine months ended September 30, 2006, as compared to $2.8 million and $6.6 million, respectively, for the three and nine months ended September 30, 2005. Gross margin as a percentage of net sales decreased to 11% and 15% for the three and nine months ended September 30, 2006, compared to 24% and 22%, respectively, for the comparable prior year periods.

The product gross margin was $1.3 million, or 14% as a percentage of net product sales, as compared to $2.3 million, or 28% for the corresponding period in 2005, or product gross margin decrease of 14%. The decrease was primarily driven by $412 thousand of unabsorbed factory costs due to the lower product sales when considering the exclusion of the Delta product revenues, Delta transition costs of $229 thousand, and amortization of $185 thousand relating to the supply agreement obtained as part of the Delta acquisition, along with changes in product mix and reduction in revenue. Delta transition costs are expected to end in November 2006.

The service gross margin was $99 thousand for the third quarter of 2006, as compared to $468 thousand for the third quarter of 2005, or a decrease of 79%. The decrease in margin included $428 thousand of cost overruns.

Research, development and engineering expense incurred was $871 thousand and $2.6 million, respectively, for the three and nine months ended September 30, 2006, up from $745 thousand and $2.2 million, respectively for the three and nine months ended September 30, 2005. The increase was from our continued investment in product development, which includes NEBS™ standards compliance. As a percentage of net product sales, research, development and engineering expense was 10% for the quarter ended September 30, 2006, which was a 1% increase from the third quarter of 2005.

Selling, general and administrative expense increased to $2.4 million and $7.4 million for the three and nine months ended September 30, 2006, from $1.9 million and $5.9 million, respectively, for the comparable prior year period. Sales, marketing and administrative expenses increased as a result of increased compensation and the recognition of share-based payments per SFAS 123R, as previously discussed in Note 12 to the Condensed Consolidated Financial Statements. The recognition of these payments impacted the selling, general and administrative expenses by $117 thousand and $408 thousand, respectively, for the three and nine months ended September 30, 2006. Selling, general and administrative also incurred amortization expenses of $83 thousand for the quarter ended September 30, 2006 resulting from the Customer Relationship intangible asset acquired with the Delta Asset acquisition. As a percentage of net sales, selling, general and administrative increased to 19.1% for the quarter ended September 30, 2006, as compared to 16.9% in the comparable prior year period.

On March 28, 2006, PECO II acquired exclusive rights to certain business and inventory for Delta’s U.S. and Canadian Telecom Power Division in exchange for an equity position in PECO II that enabled Delta to become PECO II’s largest shareholder. Additionally, the transaction included the execution of a supply agreement that allows PECO II to access Delta’s substantial engineering capabilities and high-quality, cost-effective component manufacturing for its power systems. Ultimately, we expect this to have a positive effect on reducing cost-of-goods sold for PECO II.

The effective tax rate was a positive 1.1% for the nine months ended September 30, 2006 compared to positive 3.0% for the nine months ended September 30, 2005. The tax accrual was for various state franchises and net worth taxes where the Company has conducted business.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Liquidity and Capital Resources

As of September 30, 2006, available cash and cash equivalents approximated $6.6 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at September 30, 2006 was $22.6 million, which represented a working capital ratio of 3.0 to 1, compared to $23.6 million at December 31, 2005, which represented a working capital ratio of 3.6 to 1. Capital expenditures for the nine months ended September 30, 2006, totaled $143 thousand. We continue our efforts to conserve cash.

Cash flows used for operating activities for the nine months ended September 30, 2006, was $4.0 million. While this included a net loss and increases in inventories and costs and earnings in excess of billings, it was offset by increases in accounts payable and accruals. There was $1.3 million of cash provided by investing activities which was primarily from the sale of the excess manufacturing facility less cash paid for the acquisition. Cash provided by financing activities was $525 thousand, which included use of our credit line and the issuance of common stock for options exercised.

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

Contractual Obligations

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. As of September 30, 2006, the balance on the line of credit was $1.6 million.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“the Interpretation”) which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of the Interpretation effective January 1, 2007. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of September 30, 2006.

We have minimal exposure due to interest rate risk. A change in rates would be immaterial to our results from operations if rates were to increase 1% from September 30, 2006 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal control over financial reporting. Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We had previously identified a deficiency in our internal control over financial reporting in connection with the preparation and filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”). The identified material weakness in our internal control over financial reporting relates to insufficient control over the identification of relevant revenue recognition issues in our contracts with our customers.

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

Management believes that the material weakness has been fully remediated. We hired an external consultant to assist in reviewing for potential risk and assessing our testing process regarding various internal controls and that review is complete. They accessed all internal controls relating to revenue recognition and contract review. The remediation efforts are fully implemented, have operated for a period of time, have been tested, and we have concluded that such procedures are operating effectively.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting made during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2006	PECO II, Inc.

/s/ JOHN G. HEINDEL	/s/ SANDRA A. FRANKHOUSE
John G. Heindel	Sandra A. Frankhouse
President and Chief Executive Officer	Chief Financial Officer