Form 10-K
period 2006-12-31
PECO II INC
filed 2007-03-30
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 000-31283

PECO II, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1605456
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1376 State Route 598, Galion, Ohio 44833

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (419) 468-7600

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value	Nasdaq
(Title of Class)	(Exchange)

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the registrant’s common shares, without par value, held by non-affiliates of the registrant was approximately $31.4 million on June 30, 2006.

On March 15, 2007, the registrant had outstanding 27,173,550 of its common shares, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

ITEM 1—BUSINESS

All references to “we,” “us,” “our,” “PECO II,” or the “Company” in this Annual Report on Form 10-K mean PECO II, Inc.

PECO II, Inc. was incorporated in Ohio in 1988. Our headquarters is located at 1376 State Route 598 in Galion, Ohio 44833 and our telephone number is (419) 468-7600. Our corporate web site address is www.peco2.com.

In 1988, we acquired the assets of ITT’s communications power product business. In August 2000, we completed an initial public offering of 5,750,000 of our common shares, resulting in net proceeds to us of $78.3 million. We made two strategic acquisitions in 2001 to expand our engineering and installation, or E&I, service capabilities. In June 2001, we acquired Thornton Communications and in August 2001, we acquired JNB Communications. On March 28, 2006, the Company and Delta Products Corporation (Delta) consummated the transactions contemplated by a definitive asset purchase agreement (the “Asset Purchase Agreement”), which was entered into on October 13, 2005. We entered into the Asset Purchase Agreement to acquire the assets that related to Delta’s Telecom Power Division, which consisted of exclusive rights to business supply agreements with wireline and wireless communications providers and related inventory and to assume the liabilities associated therewith of Delta’s U.S. and Canadian service provider business. In exchange, we issued 4,740,375 of our common shares without par value (the “Primary Shares”) to Delta and a warrant to purchase up to approximately 13.6 million of our common shares, or such other number of shares that, when aggregated with the Primary Shares, will represent 45% of our issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter.

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

Market Overview

We participate in the global telecommunication marketplace (wireline & wireless), with the majority of our current revenue being generated in North America. The North American market consists of multiple segments that include Regional Bell Operating Companies (RBOCs), Independent Telephone Companies, Inter-exchange Carriers/Competitive Access Providers, Wireless, Cable TV, Private Network/Enterprise, and Government.

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

Inter-exchange Carriers/Competitive Access Providers are experiencing tremendous pressure to identify their fit within the global telecommunication network. The Inter-exchange Carrier provides a connection between two parties outside an immediate serving area. Competitive Access Providers came into play after the Telecom Act of 1996 enabled local service competition within a given wireline market. Over the years, many of the Competitive Access Providers and Inter-exchange Carriers have merged or formed partnerships to compete against the incumbent telephone company in a given area. Recent regulatory changes have increased the competitive pressure and have created significant infrastructure write-offs as well as mergers and acquisitions activity in these sectors.

Wireless providers continue to build and expand at the highest rate. As a result of mergers and acquisitions within the wireless segment, there are five large North American organizations competing for the largest growth sector among individual subscribers. In 2004, wireless subscribers passed the number of wireline subscribers. Wireless providers will likely continue to invest in infrastructure to move closer to their subscriber base, fill coverage gaps, and add traffic capacity, as well as upgrade facilities to provide the latest subscribers services via high speed wireless technologies such as EVDO (Evolution Version Data Only), HSPA (High Speed Packet Access), and UMTS (Universal Mobile Telecommunications System).

Cable TV companies have traditionally offered video services to their subscriber base, however, in the past several years they have expanded to offer high speed data access that competes with the incumbent telephone company’s DSL service. New high-speed data/video infrastructure builds are underway to offer VOIP (Voice Over Internet Protocol), service and protect their market from the new video and data offerings currently planned by the local incumbent telephone company.

The Private Network/Enterprise market has traditionally been focused at providing in-building dial tone services to commercial organizations. Though growth in these commercial organizations is not forecasted to increase in the coming years, the services required of commercial organizations is expanding due to the new product enhancements made available over the last several years. Some of these enhancements include in-building wireless, video conferencing, and web page commerce, as well as the support infrastructure to maintain these services during critical power failures.

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

Our Business Strategy

Our strategy is to capitalize on the growing need to afford service providers a reliable source of power to run their networks in order to serve their customers today. These needs are found in wireline and wireless networks both at the service provider and enterprise level today. We provide our customers with solutions and related services that power their voice, data, and broadband offering. Our long term strategy is to:

•	profitably grow revenues by continuing to flawlessly serve our customers;

•	improve our ability to touch more customers by deploying an indirect sales channel capability;

•	continually improve the talent level of our employees through coaching, training, and adding experienced industry talent to upgrade our overall capability;

•	continue to organically expand our customer base while we evaluate selective acquisitions to augment our current capabilities;

•	leverage alliances to operationally improve our customer responsiveness and grow our product and solution capability, enabling us to expand on technical competencies while lowering our cost structure;

•	leverage power system services competency to grow a national service capability;

•	penetrate further into customer markets where we currently have a strong services embedded base;

•	evaluate key markets for expansion based on leveraging our DC power competency;

•	negotiate service partnerships with regional Tier 1 service organizations in markets where we do not plan to have a presence to provide our customers with a turnkey solution offering;

•	outsource manufacturing of components to improve quality, cycle time, and costs;

•	further develop system integration and assembly capability to ensure we maintain the most responsive resource in the industry; and

•

refine our product development processes to focus on systems integration skills and practices that reduce design cycle times, positioning us to capture market share in the fast-paced telecommunications market.

Business Segments

Our operations are organized within two segments: products and services.

Products

During 2006, we continued to expand our midsize product portfolio to increase penetration into the wireless cell site market segment. We developed a new product to serve small switching offices in the wireline market, and then modified that product to serve –48V cell sites as well. The next generation system controller, Phoenix™, was brought to market along with ancillary products that improve battery health management. We extended our traditional product lines and developed new, application-specific solutions by modifying our existing products and we assimilated the products acquired in the Delta acquisition into the PECO II product portfolio.

The depth and breadth of the midsize product portfolio was increased in 2006. We introduced a series of products that use the same modular building blocks—rectifiers, converters, shelves, distribution modules, and system controller—to address specific needs. This effort resulted in the release of the 128HP and 128FD models that provide +24V power in various sizes and configurations. For – 48V applications such as small wireline offices and certain cell sites, we introduced the 129FD and 129NP models. All of these midsize models incorporated the new Phoenix™ system controller. We also modernized our longstanding 162 model by upgrading the rectifiers to the same digital rectifiers used in the 128 and 129 models, a move which improved our supply chain management.

The Phoenix™ system controller included a variety of new features packaged in a more compact design. The dense assembly allowed the controller to mount in the distribution section of the system, reducing the amount of vertical space required and permitting the power systems to be used in high density applications. New features of the Phoenix™ system controller include enhanced battery health management, standard Ethernet connectivity, remote download capability for software upgrades and a standard back-up controller that provides redundancy to the primary controller.

We responded to several customer/application opportunities by modifying existing products to meet the specific needs. The positive results in the marketplace were a combination of having the right baseline product and being a responsive vendor that reacts to customer inputs. Some of the key derivative products included the 827E Inverter System, the 662 DC-DC Converter System and some of our secondary distribution products called BDFBs.

Key products from the Delta acquisition were added to the PECO II product family. The HDS3000 system provided both +24V and –48V power for the midsize power market. The products had little overlap with other PECO II systems due to deployment in different customers and/or customer regions. The HDS7200 provided a true 3-phase, large office capability. The HDS7200, capable of up to 10,000 Amps of output, was introduced to the market in the second half of 2006.

We expect to continue to enhance our broad array of products, providing our customers a full service vendor for power solutions. Our product portfolio includes small, medium and large power systems, secondary distribution systems, monitoring and control systems, and ancillary power conversion systems such as inverters and DC-DC converters. This broad portfolio enables us to meet the needs of our customers, regardless of the power application.

Our major product categories and building blocks are defined below.

Product Category	Purpose	Range of Products

Battery Plants	Converts and distributes power to run network equipment while storing energy in rechargeable batteries to be used in the event of an alternating current, or AC, input failure.	With capacities ranging from 3 to 10,000 Amperes, these systems are engineered for use in a wide number of applications, including central office, cellular, fiber optic, microwave, mobile radio, LAN/WAN and broadband networks.

Rectifiers	Convert incoming AC power to DC power.	Our broad collection of rectifiers includes modules designed for larger applications as well as compact “hot swappable” modular switchmode rectifiers designed to be added or replaced without powering down the system.

Power distribution and measurement equipment	Distributes and limits power from a centralized power plant to various loads or end uses.	We offer a wide range of products from large battery distribution fuse boards, which provide intermediate distribution in applications where large power feeds from a power plant need to be split into smaller distributions, to smaller distribution circuits cabled directly to the load.

Converter plants	Convert one voltage of DC power to another voltage of DC power.	Various models are available utilizing modules that provide 48V-12V, 24V-48V, 48V-24V and 48V-130V conversions.

Inverters	Convert voltage from DC to AC power suitable for end-use applications. Provides continuous AC power in the event of a utility interruption.	Numerous systems are available based on our 1.2 kW modular “hot swappable” and “redundant” modules.

Monitoring	Monitors and reports the performance of power systems.	Monitoring options can be included with power plants or as standalone products.

Services

In 2006, we continued our efforts to address the needs of our Tier 1 customer base. We strengthened our Central Office/Mobile Switching Center reputation and skill set by expanding out to new customers and markets. PECO II expanded our cell site capabilities, resulting in the award of a couple Power turn key cell site deployment services contracts from Tier 1 wireless carriers. We continue to emphasize skill set expansion to deepen our solution set within our embedded customer base, while assisting with the establishment of new services offerings that will enable us to expand beyond our current power centric wireline/wireless reputation. Our portfolio of services solutions include:

•	Capital Deployment Engineering & Installation Services

•	Power

•	Outside Plant

•	Transmission

•	Project Management

•	Multi-site Network Build Plans

•	Multi-site Maintenance and Emergency Support Services

•	After Market Services

•	Cell Site/Remote Terminal Services

•	Power, Grounding, Site Expansion Audits

•	Preventative Maintenance Programs

•	Central Office/Main Switching Office Services

•	Power & Grounding Audits

•	Preventative Maintenance Program

•	Depot & Field Repair Services of DC Power Equipment

•	Advance Exchange

•	Product Upgrade and Refurbishment

•	Staffing Services within Wireline & Wireless Telecommunication Sector

•	Engineering Personnel

•	Installation Personnel

•	Technical & Field Personnel

We will strive to continue to develop and enhance these services to maintain our strong quality and professional services reputation within the telecommunication industry.

Marketing and Sales

We participate in the North American marketplace through channels such as direct sales, Value Added Resellers (VARs), distributors and manufactures representatives. Our direct sales force is located throughout the United States, calling directly on our tier one PECO II customers, as well as providing local sales support to our manufacture representatives and VARs. Our current Tier one customer base includes all the RBOCs, along with the leading North American Wireless, Inter-exchange, Independent Telephone, and Cable TV carriers. In addition to the current active customer base, direct sales people are also assigned to prospective strategic customers and emerging markets.

VARs and manufactures representatives are utilized as both a channel to Tier two and three customers, as well as to augment our overall account and market strategy. Ninety percent of all international sales efforts are originated and executed by local VARs within the target country.

Distributors are utilized to support the local needs of our customer base as required. This channel supports small local carriers and installation groups who have established purchasing practices with the local branch. To grow sales we strive to take market share from our competitors, develop and expand sales channels, seek partnerships with other premier suppliers to offer more complete solutions for our customer needs and expand our product portfolio within existing customers.

Marketing and Product Line Management are located at our headquarters in Ohio, and are responsible for all pricing, promotion, and the coordination of all next generation product and service offerings. We identify product needs from the marketplace through feedback from our customers, our sales personnel, in house engineering staff, and service managers, as well as our strategic partners. We actively participate in industry trade shows as required to communicate to our target market.

Customers

We continue our long history of being a class A DC power solution supplier of product and services to the North American telecommunication marketplace. Our hybrid portfolio of customer solutions and long standing reputation allow us to participate in capital deployment projects within all the North American telecommunication market segments such as RBOCs, Independent Telephone Operators, Inter-exchange Carriers, Competitive Access Providers, Original Equipment Manufacturers, Wireless, Cable TV, and Government.

In 2006, the Tier one wireless carriers provided us with over 62% of our revenue. The major portion of this revenue came from manufactured products (power systems and outside plant cabinets), however we continue to see an increasing demand and corollary growth with our services portfolio (engineering, installation, maintenance contracts, site audits, and training). We provide aforementioned services to companies such as: Sprint Nextel, Verizon Wireless, and Cingular.

The RBOCs made up 21% of our 2006 revenue, with a significant 32% increase in our services revenue. Customers that we serve in this segment include: BellSouth, SBC, Verizon, and Qwest.

The Independent Telephone Company market made up 7% of our 2006 revenue, and included a healthy mix of services along with our traditional manufactured products.

The remaining revenue comes from a large number of other customers that can be classified as Competitive Access Providers, Inter-exchange Carriers, Government, Original Equipment Manufacturers, Cable TV, as well as international partners/service providers. Some of the customers included in this segment of our customer base include: include Embarq, MCI, Level 3, Time Warner Telephone, and IBM.

Backlog

As of December 31, 2006, the unshipped customer order backlog totaled $2.8 million, compared to $3.6 million as of December 31, 2005. We expect to ship the entire December 31, 2006 backlog in 2007.

Operations and Quality Control

The goal of our Operations is to achieve world class status through total customer satisfaction. We strive to achieve complete customer satisfaction by providing customers with zero defects in our installed equipment from product design to test and turn up, all at the best possible value. Our manufacturing operations are focused on factory flow, productivity improvement, cost reduction and evaluation of operations processes to ensure our long-term success. Likewise, through the development and deployment of quality process tools throughout PECO II, we aim to dramatically improve processes and associate involvement in our quest to excellence. By accomplishing the above, we will position PECO II to ensure customer satisfaction, which will enhance our ability to grow our business.

Our primary focus is to deliver our products on time and defect-free, using processes that are designed with employee involvement and focused manufacturing cell principles. Our facility in Galion, Ohio is TL9000 and ISO9001 certified for quality assurance in design and manufacturing. TL9000 is a specific set of requirements for the telecommunications industry that is based on ISO9001 and developed by the Quest Forum. Our quality policy is a vital ingredient in the daily operations of all associates. Our quality values are based on trust, respect and teamwork. We are committed to continually improve and review our quality management system such that our services and products exceed our customers’ needs and expectations every time. In conjunction with the TL9000 / ISO9001 standards, our cross-functional teams are focused to provide our customers with products that meet or exceed industry standards such as Underwriters Laboratories (UL), Canadian Safety Agency (CSA), European Conformity (EC), and the Network Equipment Building Standards (NEBS™).

In the fourth quarter of 2006, we began to implement the outsourcing of non core manufacturing operations to improve our cost structure. The outsourced operations include cable assembly, printed wiring boards, metal fabrication, and painting. The Company anticipates cost savings as well as the ability to capitalize on the expertise of the suppliers providing these components in each of the respective manufacturing disciplines. This strategy will simplify the operations model of PECO II and will focus our efforts toward supplying total systems solutions that meet our customers’ quality and delivery requirements.

We have valuable customer relationships, product knowledge, systems integration, and services expertise. We believe that people, both customers and employees, are the most important part of our business. Because we have personnel, as well as manufacturing facilities, in Galion, Ohio with a high level of industry knowledge, we are able to provide our customers with fast and flexible responses to their requirements for products, systems integration, and services.

Research, Development and Engineering

Our engineering efforts are focused on system design, integration and development. We utilize our knowledge of customer applications, safety and network compliance, and system level packaging to create products that meet both general and customer-specific needs. The focus on systems level design and integration allows us to design systems around different power conversion modules to meet specific customer needs. We actively participate in industry standards organizations, and design our products to meet those standards.

Patents and Trademarks

We use a combination of patents, trade secrets, trademarks, copyrights, and nondisclosure agreements to establish and protect our proprietary rights. We cannot assure that any new patents will be issued and that we will continue to develop proprietary products or technologies that are patentable. We also cannot assure that any issued patent will provide us with competitive advantages and will not be challenged by third parties. And finally, we cannot assure that the patents of others will not have a material adverse effect on our business and operating results.

Suppliers and Raw Materials

Our suppliers of commodities; steel, aluminum, copper, and electrical components; modules, and other sub-assemblies, are vital to our success. We continue to build on our current relationships and to cultivate new suppliers to ensure that we achieve advantageous product costs and improved delivery times that will make us more cost competitive in the marketplace. Cost improvements are achieved through advanced planning with the key suppliers to ensure materials are purchased at optimum quantities and by improving the overall supply chain cycle time from raw materials to finished assemblies and/or sub-assemblies. This will provide opportunities to better respond to customer needs, to provide quality products, and meet the ever-increasing demands for short delivery intervals.

As an example, over approximately the last four years the business relationship between PECO II and Delta Products Corporation was administered through a supply agreement. This supply agreement encouraged our R&D design group to work toward standardized product lines with an emphasis on modularity. Since the completion of the Delta Products Corporation U.S. and Canadian Telecom Power division asset acquisition we have continued to strive for standardized components to streamline manufacturing processes and, in addition, effect a lower cost of goods sold. Another benefit of the new supply agreement will be increased input on future designs that support market needs for cutting edge technology.

In 2006, raw materials such as copper, steel, aluminum, and petroleum-based products have been in a state of price volatility. Cross-functional teams, in cooperation with our key suppliers, work to manage the cost impact to product designs and ensure delivery of the best value to PECO II customers. The Company achieved cost improvements in 2006, and into the future through negotiations with key suppliers that resulted in strategic agreements for freight costs, raw materials, and other key system components.

Competition

Competition in the global marketplace is served by a number of local and global DC power organizations. These organizations can be broken down into full service providers, discount vendors, and new age vendors. Many of our competitors have more engineering, manufacturing, marketing, financial, and personnel resources than us. We will continue to see disruption in this market space as competitors face the increasing challenges of a shrinking customer base with significantly larger buying power. We believe we will be successful in competing with other similar suppliers based on our long-term customer relationships, our flexibility to scale and respond to customer and market changes, our delivery and service capabilities, our ability to contain costs, and our price, reliability, and quality of product and services.

There are three full service vendors in North America, we are one of the three, Emerson and Tyco are the other two. Telecom carriers who utilize these full service vendors are looking for organizations that have a complete product portfolio, installation and services capabilities, as well as efficient and competitive cost structures. The full service vendors maintain the majority of the market share of the traditional telephone carrier organizations such RBOCs, Inter-exchange Carriers, as well as the large incumbent telephone organizations. In addition to the traditional carriers, these full service organizations also dominate the large Tier 1 wireless providers. Recognition and acceptance as a full service DC power vendor generally requires a long history of top customer relationships, as well as a large embedded base.

In addition to the full service vendors, the North American marketplace is also made up of OEM DC power organizations as well as local and regional niche players. The OEM DC power organizations generally have strong relationships with the top radio manufacturers and integration organizations which allow them to participate in the wireless marketplace via indirect channels. These organizations generally compete on price alone, or have a unique offering for a particular application.

Environmental Matters

We are subject to comprehensive and changing foreign, federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances. We believe we are in compliance with current environmental requirements. Nevertheless, we use hazardous substances in our operations and, as is the case with manufacturers in general, if releases of hazardous substances occur on or from our properties, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any resulting liability could be material.

Employees

The Company presently has approximately 279 full-time employees. None of our employees are represented by a labor union. We have not experienced employment related work stoppages.

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

After significant deterioration earlier this decade, the global communications market stabilized in 2004 and experienced modest growth in 2005 and 2006, as reflected in increased capital expenditures by service providers and growing demand for telecommunications services. Although we believe the overall market will continue to grow, the rate of growth could vary and is subject to substantial fluctuations. The specific market segments in which we participate may not experience the growth of other segments. In that case, our business, operating results, and financial condition may be adversely affected. If capital investment by service providers grows at a slower pace than we anticipate, our business, operating results, and financial condition may be adversely affected. The level of demand by service providers can change quickly and can vary over short periods of time, including from month to month.

A small number of customers account for a high percentage of our net sales; there are only a small number of potential major customers in our primary market, and the loss of a key customer could have a negative impact on our operating results and cause our stock price to decline.

In any one quarter, it is typical for us to have three key customers that each account for over 10% of our revenues. In 2006, sales to our ten largest customers accounted for approximately 80% of net sales. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. In addition, almost all of our sales are made on the basis of purchase orders, and most of our customers are not obligated to purchase products or services from us. As a result of this customer concentration, our revenues and operating results may be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that accounted for significant sales in past periods, individually, or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. Further, such customers are concentrated in the communications industry and our future success depends on the capital spending patterns and the continued demand of such customers for our products and services. Additionally, any merger or acquisitions among our customers could impact future orders from such customers.

If we are unable to meet our additional capital needs in the future, we may miss expansion opportunities or find ourselves unable to respond to actions by our competitors, which could impair our competitive position and hurt sales and earnings.

In the future, our competitive position could be impaired if we cannot raise capital when required and therefore we would not be able to take advantage of opportunities to expand our business either internally or through acquisitions. Our sales and earnings could suffer if we do not have the financial resources needed to respond to new product introductions or market price erosion. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current shareholders may be reduced and such equity securities may have rights, preferences, or privileges senior to those of our common shareholders. In addition, there can be no assurance that additional financing will be available at favorable terms or will be available at all. If adequate funds are not available or not available on acceptable terms we may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products, or otherwise respond to unanticipated competitive pressures. Our business, operating results, and financial condition could be materially adversely affected without additional capital.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which could cause our stock price to decline.

Our quarterly operating results have significantly varied in the past and will continue to do so in the future depending on factors such as the timing of significant orders and shipments; capital spending patterns of our customers; changes in the regulatory environment; changes in our pricing or the pricing of our competitors; increased competition; mergers and acquisitions among customers; personnel changes; demand for our products; the number, timing, and significance of new product and product enhancement announcements by us and our competitors; our ability to develop, introduce, and market new and enhanced versions of our products on a timely basis; and the mix of direct and indirect sales and general economic factors. A significant portion of our revenues have been, and will continue to be, derived from substantial orders placed by large organizations, such as the Tier 1 wireless providers, and the timing of such orders and their fulfillment has and will cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly sales and operating results have been and will continue to be difficult to forecast. Based upon all of the foregoing, we believe that quarterly sales and operating results are likely to vary significantly in the future and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter, our sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock could be materially adversely affected.

If we engage in acquisitions, we may experience difficulty assimilating the operations or personnel of the acquired companies, which could threaten the benefits we seek to achieve through acquisitions and our future growth.

If we make additional strategic acquisitions, we could have difficulty assimilating or retaining the acquired companies’ personnel or integrating their operations, equipment, or services into our organization. This could disrupt our ongoing business, distract our management and employees, and reduce or eliminate the financial or strategic benefits that we sought to achieve through the acquisition and threaten our future growth.

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

Competition among companies that supply equipment and services to communications service providers is intense. A few of our competitors have significantly greater financial, technological, manufacturing, marketing and distribution resources than we do. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by us or adapt more quickly than us to new technologies, emerging industry trends or changing customer requirements. Increased competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross margins. This could impair our ability to grow or to even maintain our current levels of revenues and earnings.

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

Our ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect our proprietary rights. Despite our efforts to protect these rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use the information that we regard as proprietary. There can be no assurance that the steps we take to protect our proprietary information will prevent misappropriation of such technology and such protections may not preclude competitors from developing products with functionality or features similar to our products. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications from third parties asserting our products infringe, or may infringe, the proprietary rights of third parties. Any such claims could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and we fail or are unable to develop non-infringing technology or license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.

Failure to attract and retain qualified personnel may result in difficulties in managing our business effectively and meeting revenue growth objectives.

Our success in efforts to grow our business depends on the contributions and abilities of key personnel; executives, operating officers, and others. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may not be able to manage our business effectively, including the development of both existing and new products and services. Success in meeting our revenue and margin objectives also depends in large part on our ability to attract, motivate, and retain highly qualified personnel in sales and information management positions. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining such personnel. Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, could harm our business.

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

On February 13, 2007, the Company received notice from the NASDAQ Stock Market that the Company’s stock price was below the minimum $1.00 per share requirement. The Company has been provided until August 13, 2007 to regain compliance. Compliance shall be evidenced if and by, at anytime before August 13, 2007, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. If compliance is not regained by that date, the Company may face potential delisting from the NASDAQ market which could limit the Company’s ability to raise additional capital as needed in the future.

Ownership of our common stock is concentrated among a few shareholders, who may be able to exert substantial influence over our Company.

Our present officers and directors own outright approximately 19.7% of our common shares as of March 1, 2007. In particular, Messrs. Matthew P. Smith and James L. Green, and their respective affiliates, own outright approximately 17.6% of our common shares as of March 1, 2007. In addition, Delta International Holding Ltd. owns outright 4,740,375 shares or approximately 17.5% of our common shares and has a warrant to purchase such number of shares that, when aggregated with the 4,740,375 shares, will represent 45% of our issued and outstanding shares of capital stock measured as of five business days before the exercise of the warrant. As a result, these shareholders have the potential to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such ownership may have the effect of delaying or preventing a change in control of our Company.

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

If we are unable to complete our assessment of the adequacy of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include in each of our future annual reports on Form 10-K, beginning with our annual report for the fiscal year ended December 31, 2007, a report containing our management’s assessment of the effectiveness of our internal controls over financial reporting. We are currently undertaking efforts to prepare for compliance with Section 404. This effort includes the documentation and evaluation of our internal controls under the direction of management. We have been making various changes to our internal control over financial reporting as a result of our review efforts. Due to the number of controls, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, we cannot be certain that all our controls will be considered effective. Therefore, we can give no assurances that our internal control over financial reporting will satisfy the new requirements and future requirements for the related attestation from our independent auditors. In that event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The following table sets forth certain information about our principal facilities:

Location	Approximate Square Feet	Uses	Owned/Leased
Galion, Ohio (A)	285,375	Principal executive and corporate office, sales and service office, and manufacturing and assembly	Owned
Canton, Georgia	12,343	Engineering, installation services and sales office	Leased
Bristol, Tennessee	4,000	Engineering, installation services and sales office	Leased
San Carlos, California	250	Sales office	Leased

(A)	Includes the Galion, Ohio new corporate office shell, which is listed for sale, 42,000 square feet.

We have continued to narrow our excess capacity for our current operations and continue to attempt to sell or lease the Galion, Ohio, corporate office shell.

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

ITEM 4—SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Our common shares began trade on the NASDAQ Capital Market under the symbol “PIII.” As of March 27, 2007, our common stock has ranged between $0.71 and $1.07. The following table sets forth the high and low sales prices of our common shares on the NASDAQ Capital Market for the periods set forth below:

2006	High	Low
First Quarter	$2.55	$1.69
Second Quarter	$2.14	$1.05
Third Quarter	$1.82	$1.19
Fourth Quarter	$1.42	$0.92

2005
First Quarter	$1.20	$1.00
Second Quarter	$1.29	$0.92
Third Quarter	$1.44	$0.96
Fourth Quarter	$1.85	$1.16

As of March 23, 2007, there were 564 holders of record of our common shares.

We have not paid any dividends since our initial public offering in August 2000. We do not currently plan to pay dividends. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

Performance Graph

The line graph below compares the cumulative total shareholders’ return on our common shares between December 31, 2001 and December 31, 2006 with the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index during such period. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2001, and that all dividends, if any, were reinvested. At this time, we do not believe we can reasonably identify an industry peer group, and therefore we instead selected the Russell 2000 Index, which includes companies with similar market capitalization to that of our own market capitalization, as a comparative index for purposes of complying with certain requirements of the Securities and Exchange Commission.

	12/01	12/02	12/03	12/04	12/05	12/06
Peco II, Inc.	100.00	10.74	19.30	19.63	30.03	16.44
NASDAQ Composite	100.00	68.85	101.86	112.16	115.32	127.52
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, no unregistered securities were sold.

ITEM 6—SELECTED FINANCIAL DATA

The selected data in this section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements. We derived the statement of operations data for the five years ended December 31, 2006 and balance sheet data as of December 31, 2006, 2005, 2004, 2003, and 2002, from the audited financial statements.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Net sales	$47,701	$42,447	$31,564	$38,607	$62,060
Cost of goods sold	42,214	36,575	27,461	42,039	68,154
Product segment asset impairments	812	—	—	3,300	—
Inventory impairment	—	—	—	8,633	8,000

Gross margin	4,675	5,872	4,103	(15,365)	(14,094)

Operating expenses:
Research, development and engineering	3,282	3,446	2,956	3,786	9,729
Selling, general and administrative	9,906	7,659	7,958	10,350	21,269
Impairment of service segment goodwill	—	—	5,987	5,700	—
Real estate impairment	—	1,746	—	1,203	2,000

	13,188	12,851	16,901	21,039	32,998

Loss from operations	(8,513)	(6,979)	(12,798)	(36,404)	(47,092)
Loss from joint venture	—	(10)	(84)	—	—

Loss from operations after joint venture	(8,513)	(6,989)	(12,882)	(36,404)	(47,092)
Interest income, net	439	178	149	91	308

Loss before income taxes and before cumulative effect of accounting change	(8,074)	(6,811)	(12,733)	(36,313)	(46,784)
Incomes tax benefit (provision)	34	(12)	463	(54)	6,916

Loss before cumulative effect of accounting change	(8,040)	(6,823)	(12,270)	(36,367)	(39,868)
Impairment of goodwill	—	—	—	—	(1,835)

Net loss	$(8,040)	$(6,823)	$(12,270)	$(36,367)	$(41,703)

Loss per common share before cumulative effect of accounting change:
Basic and diluted	$(0.31)	$(0.32)	$(0.57)	$(1.72)	$(1.85)

Net Loss per common share:
Basic and diluted	$(0.31)	$(0.32)	$(0.57)	$(1.72)	$(1.94)

Weighted average number of common shares:
Basic and diluted	25,934	21,627	21,488	21,220	21,506

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Working capital	$18,794	$23,604	$23,800	$28,148	$51,911
Total assets	45,041	40,383	53,981	65,524	108,856
Total long-term liabilities	0	354	448	535	691
Total shareholders’ equity	35,003	30,854	37,430	49,537	85,787

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

Market conditions remain uncertain and difficult. In the recent past, several of our customers have engaged in mergers, acquisitions and divestitures, such as SBC acquiring AT&T, AT&T acquiring Bell South and Cingular, Alltel acquiring Western Wireless, and Sprint acquiring NEXTEL. Also, both Sprint-Nextel and Alltel spun off their local wireline businesses to focus on their core wireless businesses. Currently, major wireline companies are focusing their capital expenditure spending on FTTC (fiber to the curb) and FTTN (fiber to the node) for both broadband and video services distribution, while wireless companies are focusing their capital expenditure spending on migration of acquired systems to the standards of the acquiring carrier, integrating networks, improving area coverage, deploying 3G data services and have begun to announce plans to deploy WIMAX networks.

While the telecommunications market is extremely volatile, capital expenditure spending has expanded by the mid single digits in 2006 and analysts have projected further growth in 2007 and 2008. We believe this growth forecast provides us with an opportunity to capitalize on our customers’ capital expenditure plans.

In 2006, we targeted the capital expenditure growth in the wireless market. We successfully ramped the 128 product which was created to serve the wireless base station market, including both cabinet and hut applications, to volume production. The 128 was well received by the market, and is standardized at 3 wireless operators.

The acquisition of Delta Products’ North American business added more cell site power solutions to our portfolio. The HDS3000 product provides customers with either +24V or –48V operation using a horizontal distribution architecture. Customer preferences for distribution architecture vary by region, so the HDS3000 offers a true complement to the vertical style used by PECO II plants. Between the two, we are positioned to offer the right solution regardless of customer preference.

We introduced another mid-size plant, the 129FD, to a variety of wireline service providers. The product is designed to serve small central offices or remote wireline sites such as controlled environment vaults and shelters. We initiated field trials with four major carriers in 2006.

Our R&D investment extended beyond traditional cell site applications. We modified our 827E inverter system to address a specific application at a major wireline carrier. We also assimilated the HDS7200 Large Office Power System from the Delta acquisition. This true 3-phase power solution positions usI to provide solutions for wireline Central Offices and wireless Mobile Switching Centers.

Our Services group focused on hardening our solution portfolio to meet the power needs of our Tier 1 customer base. These activities provided First Office Application (FOA) opportunities at four new wireline/wireless carrier markets. Two of the successful FOAs (different Tier 1 carriers) resulted in PECO II receiving a direct award of their markets cell site power installation needs for the remaining portion of 2006.

Our Services division continues to provide engineering and installation services for all major power product brands. This capability is both respected and valued in the marketplace. Our strong power E&I services reputation has provided many opportunities for introducing new power products as well as a real user feedback channel on deployed products. This feedback continues to aid us with designing and improving products to meet the industry evolving needs.

Looking forward, we will continue to focus our efforts on delivering the Service solutions our customers have come to expect from working with PECO II. This dedication has enabled us to minimize customer turn-over to a minimum. We will continue to expand our Services footprint on those opportunities that make the best utilization of our current available resources, and/or those that position us for success as our industry matures to the next level.

Critical Accounting Policies Accounting

In preparing our financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements. Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates.

We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions is material to our financial condition or results of operations. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates are discussed throughout this discussion and analysis where such estimates affect reported and expected financial results.

For a detailed discussion of the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements. Management has discussed the development and selection of the critical accounting policies and the related disclosure included herein with the Audit Committee of the Board of Directors.

Revenue Recognition

Product revenues are recognized when customer orders are completed and shipped, title passes to the customer and collection is reasonably assured. Product sales sometimes include multiple items including services such as installation. In such instances, product revenue is not recognized until installation is complete and the product is made available for customer use. Service revenues on engineering and installation contracts and the costs for services performed are primarily recorded as the work progresses on a percentage of completion basis. Management believes that all relevant criteria and conditions are considered when recognizing sales.

Impairment of Long Lived Assets

We assess the impairment of long-lived assets, which include intangible assets, goodwill, and plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following:

•	Sustained underperformance relative to expected historical or projected future operating results;

•	Changes in the manner of use of the assets, their physical condition or the strategy for the Company’s overall business;

•	Negative industry or economic trends;

•	Declines in stock price of an investment for a sustained period;

•	The Company’s market capitalization relative to net book value;

•

A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit, or a long-lived asset will be sold or otherwise disposed of, significantly before the end of its previously estimated useful life;

•	A significant decrease in the market price of a long-lived asset;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•

A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•	Unanticipated competition; and

•	A loss of key personnel.

Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values are typically calculated using discounted expected future cash flows using a risk-adjusted discount rate.

Product and Service Goodwill

Goodwill represents the excess of the purchase price paid over the value of net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if impairment indications arise. In prior years, only the Service segment had goodwill and was tested annually. On March 28, 2006, PECO II acquired exclusive rights to certain business and inventory for Delta’s U.S. and Canadian Telecom Power Division in exchange for an equity position in PECO II that enables Delta to become the Company’s largest shareholder. Additionally, the transaction included the execution of a supply agreement that allows PECO II to access Delta’s substantial engineering capabilities and high-quality, cost-effective component manufacturing for its power systems. As a result of this transaction, the October 31, 2006 goodwill valuation review also included the product segment.

During the fourth quarter of each year, the Company performs the annual impairment test for goodwill which did not result in any impairment for 2006 and 2005. The tests were performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.

In performing the tests for impairment, we made assumptions about future sales and profitability that required significant judgment. In estimating expected future cash flows for the 2006 test, we used internal forecasts that were based upon actual results and modest cost and gross margin improvement. The most critical estimates used in determining the expected future cash flows were the revenue and cost assumptions and the terminal value assumed. If our estimate of expected future cash flows had been 10% lower the carrying values of each of the product and service reporting units would exceed the expected future cash flows and would have resulted in an impairment charge to goodwill for both segments.

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method. Inventory costs consist of purchased product, internal and external manufacturing costs, and freight. Management regularly reviews inventory for obsolescence or excessive quantities and records an allowance accordingly. Various factors are considered in making this determination, including recent usage history, forecasted usage and market conditions.

During 2006, the Company identified several specific products in which market (current replacement cost) was less than cost. Management evaluated the products and determined that the current replacement cost will be sustained due to continued competitive market conditions. Therefore, the Company recognized a loss of $475 for the write-down of cost to market and is reflected in product cost of goods sold in the accompanying statement of operations. Management believes that the new value on these products is reflective of a net realizable value reduced by an allowance for a normal profit margin.

We continually review the inventory for obsolescence or excessive quantities and accrue accordingly. At a minimum, all part numbers are reviewed quarterly. Should a part number have no usage for a year, we will reserve 100% of the standard cost for those part numbers which will reduce the total gross inventory value. In addition, we review for excesses and reserve a percentage as appropriate of standard costs for any excesses that are greater than the last twelve month usage or two times future six month requirements, whichever is greater. For 2005, upon further review of our excess quantities, we determined that our 50% reserve on excesses was not sufficient. This created a $1.2 million inventory change in estimate. The same formula will continue to be used to determine the excesses quantities, but we will now reserve 100% of these quantities. For 2006, the obsolescence reserves increased by $337 thousand. The increase was due primarily to the $295 thousand of excess inventory from the $2.0 million of Delta inventory purchased as part of the acquisition. We anticipated customer orders for these parts at the time of the acquisition but the orders never materialized due to overall slowing of the industry.

We also reviewed the inventory costs, per the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” Upon completion of the review, we are comfortable that there are no abnormal idle facility costs, freight or handling costs in the inventory valuation. SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production statement for fiscal year 2006. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this statement in 2005 and recognized a write down of $728 after a thorough review of all inventory costs. We again reviewed fixed costs at the end of 2006 and determined there were minor changes resulting in minimal adjustments.

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

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No.123(R), “Share Based Payment (Revised 2004),” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123 (R).

We previously accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No share-based employee compensation cost for stock options was recognized in consolidated net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be different in the future.

Under the fair value recognition provisions, we recognize stock-based compensation expense net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest over the requisite service period of the award. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

The Company recognizes share-based compensation expense during the vesting period of each award. Generally, stock options with a vest schedule of three years are expensed based upon a graded vesting schedule of 40% during the first year, 30% during the second year and 30% during the third year. At December 31, 2006, there was $396 thousand of unrecognized compensation expense from non-vested options that is expected to be recognized prior to December 31, 2009. At December 31, 2006, there was $82 thousand of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized during 2007.

Results of Operations

The following table shows, for the periods indicated, selected items and the percentage of net sales from our consolidated statement of operations.

	Years Ended December 31,
	2006		2005		2004
Net sales:
Product	$34,094	71.5%	$31,059	73.2%	$21,049	66.7%
Services	13,607	28.5%	11,388	26.8%	10,515	33.3%

	47,701	100.0%	42,447	100.0%	31,564	100.0%
Cost of goods sold:
Product	29,660	62.2%	26,487	62.4%	17,660	55.9%
Services	12,554	26.3%	10,088	23.8%	9,801	31.1%
Product segment asset impairments	812	1.7%	—	—	—	—

	43,026	90.2%	36,575	86.2%	27,461	87.0%
Gross margin:
Product	3,622	7.6%	4,572	10.8%	3,389	10.7%
Services	1,053	2.2%	1,300	3.1%	714	2.3%

	4,675	9.8%	5,872	13.8%	4,103	13.0%

	Years Ended December 31,
	2006		2005		2004
Operating expenses:
Research, development and engineering	3,282	6.9%	3,446	8.1%	2,956	9.4%
Selling, general and administrative	9,906	20.8%	7,659	18.0%	7,958	25.2%
Impairment of service segment goodwill	—	—	—	—	5,987	19.0%
Real estate impairment	—	—	1,746	4.1%	—	—

	13,188	27.6%	12,851	30.3%	16,901	53.5%
Loss from operations	(8,513)	(17.8)%	(6,979)	(16.4)%	(12,798)	(40.5)%
Loss from joint venture	—	—	(10)	—	(84)	(0.3)%

Loss from operations after joint venture	(8,513)	(17.8)%	(6,989)	(16.5)%	(12,882)	(40.8)%
Interest income, net	439	0.9%	178	0.4%	149	0.5%

Loss before income taxes	(8,074)	(16.9)%	(6,811)	(16.1)%	(12,733)	(40.3)%
Income tax benefit (provision)	34	0.1%	(12)	—	463	1.5%

Net loss	$(8,040)	(16.9)%	$(6,823)	(16.1)%	$(12,270)	(38.9)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales.    Net sales increased $5.3 million, or 12.4%, to $47.7 million for the year ended December 31, 2006 from $42.4 million for the year ended December 31, 2005. In the first two quarters of 2006, the Company experienced growth in line with the rest of the industry, while the remainder of the year we experienced a significant downturn in customer orders. We believe this downturn was the result of mergers and consolidations that continue in the telecom industry.

Net sales in our product segment increased by $3.0 million, with the result being $34.1 million for the year ended December 31, 2006 as compared to $31.1 million for year ended December 31, 2005. The upward trend resulted from increased orders from a major wireless carrier along with the additional revenues from the Delta acquisition. As of December 31, 2006, our product backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had decreased to $1.8 million from $2.6 million at December 31, 2005. This decrease further reflects the decrease in firm orders received in the second half of 2006.

Net sales in our service segment increased by $2.2 million, resulting in $13.6 million for year ended December 31, 2006 as compared with $11.4 million for year ended December 31, 2005. The service revenue increase was primarily due to the addition of a new region awarded by a major wireless customer. As of December 31, 2006, our service backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $1.0 million remaining flat with prior year.

Gross Margin.    Gross margin dollars decreased $1.2 million to $4.7 million in 2006 as compared to a $5.9 million in 2005. Gross margin as a percentage of net sales decreased to 9.8% in 2006 compared to 13.8% in 2005.

The product gross margin decreased to $3.6 million in 2006 as compared to 2005 which had $4.6 million. The decrease in product gross margin included new and ongoing events, which included supply agreement amortization costs resulting from the Delta transaction of $555 thousand, and several one time events, which included Delta transition/acquisition costs of $724 thousand, outsourcing inventory and fixed asset impairments of $812 thousand, additional excess and obsolescence reserves of $295 thousand, specific product lower of cost or market write down of $475 thousand, and an additional $132 thousand of additional warranty costs. In addition, we recognized $371 thousand of unabsorbed factory/productions costs as a result of the decrease in orders. Gross margin as a percentage of product sales decreased to 10.6% in 2006, which includes the adjustments above, compared to a 14.7% in 2005. If the one time events were eliminated our gross margin would have seen an improvement over 2005.

The service segment gross margin decreased to $1.1 million in 2006 as compared with the $1.3 million in 2005. Service gross margin as a percentage of sales was 7.7% in 2006 as compared to 11.4% in 2005. The decrease in margin was primarily attributed to a new job outside of the United States mainland that required additional startup costs and a high learning curve.

Research, Development and Engineering.    Research, development and engineering expense decreased to $3.3 million in 2006 from $3.4 million in 2005, representing a decrease of $164 thousand. As a percentage of net product sales, research, development and engineering expense decreased to 9.6% in 2006 from 11.1% in 2005. This percentage decrease was due to the increased sales volume along with decreased expense. Many of the projects completed in 2006 had already incurred the majority of the expense in 2005 resulting in a decrease of research and development expenses in 2006.

Selling, General and Administrative.    Selling, general and administrative expense increased to $9.9 million in 2006 from $7.7 million in 2005, representing an increase of $2.2 million. As a percentage of net sales, selling, general and administrative expense increased to 20.8% in 2006 from 18.0% in 2005. This percentage increase was due to recognition of stock-based compensation expense of $557 thousand, non-capitalized due diligence costs of $362 thousand, amortization of customer relationship costs due to Delta transaction of $250 thousand, investment in the development of a manufactures representative group within our sales organization, and additional compensation costs.

Interest Income.    Interest income, net, was $439 thousand in 2006 compared to $178 thousand in 2005. Of this amount, interest expense was $137 thousand in 2006 compared to $247 thousand in 2005. The increase in interest income, net, in the current year was due primarily to additional cash invested from the sale of our manufacturing facility and the increase in interest rates on investments offset by decreased interest expense from 2005 due primarily to the payoff of certain long-term debts during 2005.

Income Taxes.    As a result of our significant continued operating losses in recent years, we determined a valuation allowance for our net deferred tax assets was required. As such, our effective income tax rate was 0.4% in 2006, compared to an effective rate of 0.2% in 2005.

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

Research, Development and Engineering.    Research, development and engineering expense increased to $3.4 million in 2005 from $3.0 million in 2004, representing an increase of $490 thousand. As a percentage of net product sales, research, development and engineering expense decreased to 11.1% in 2005 from 14.0% in 2004. This percentage decrease was due to the increased sales volume. The research, development and engineering expense increase was largely due to the focus on growth in the wireless market and the development on midsize products. The majority of these new products require Network Equipment Building Standards (NEBS) testing as specified by our customers. This testing was very expensive, which impacted our R&D expenses.

Selling,    General and Administrative. Selling, general and administrative expense decreased to $7.7 million in 2005 from $8.0 million in 2004, representing a decrease of $299 thousand. As a percentage of net sales, selling, general and administrative expense decreased to 18.0% in 2005 from 25.2% in 2004. This percentage decrease was due to increased sales volumes.

Interest Income.    Interest income, net, was $178 thousand in 2005 compared to $149 thousand in 2004. Of this amount, interest expense was $247 in 2005 as compared to $151 thousand in 2004. The increase in interest income, net, in the current year was due primarily to the increase in interest rates on investments offset by an increase in interest expense primarily from the increase in the line of credit balance during 2005.

Income Taxes.    As a result of our significant continued operating losses in recent years, we determined a valuation allowance for our net deferred tax assets was required. As such, our effective income tax rate was 0.2% in 2005, compared to an effective rate of 3.6% in 2004.

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of December 31, 2006, available cash and cash equivalents approximated $5.3 million. Based on available funds and current plans, management believes that the Company’s available cash, borrowings and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

Working capital was $18.8 million at December 31, 2006, which represented a working capital ratio of 2.9 to 1, compared to $23.6 million at December 31, 2005. Our investment in inventories and accounts receivables was $17.7 million and $15.2 million at December 31, 2006 and 2005, respectively. The increase in inventory was due primarily to the Delta acquisition and the $2.0 million of inventory received as a part of the transaction. Our capital expenditures were $0.1 million, $0.06 million, and $0.2 million in 2006, 2005, and 2004, respectively. Our budgeted capital expenditures for 2007 is $0.6 million as we remain focused on conserving cash. Accounts receivable days sales outstanding stood at 56 days at December 31, 2006, as compared to 51 days at December 31, 2005. At December 31, 2006, inventory days on hand, which represents gross inventory excluding impairments or reserves, were 192 days, as compared to 123 days on hand at December 31, 2005.

Cash flows used by operating activities were $6.0 million in 2006, slightly higher than cash flows used by operating activities of $5.7 million in 2005. This use of cash was primarily the result of operating losses along with increases in accounts receivable and inventory and decreases in accounts payable. We saw positive inflow of cash from investing activities resulting from the sale of the new manufacturing facility in Galion. From financing activities, we also had a positive inflow from the use of the credit line along with proceeds resulting from the exercise of options and issuance of stock from the employee stock purchase plan.

We have an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. The balance of the restricted cash at National City Bank is $3.5 million.

We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We do not currently plan to pay dividends. On February 13, 2007, the Company received notice from the NASDAQ Stock Market that the Company’s stock price was below the minimum $1.00 per share requirement. If compliance is not regained by August 13, 2007, the Company may face potential delisting from the NASDAQ market which could limit the Company’s ability to raise additional capital as needed in the future.

We have capital lease agreements for machinery and office equipment that expire in 2007. Future minimum annual lease payments required during the year ending 2007 is $389,000.

We have operating leases covering certain office facilities, and equipment that expire at various dates through 2009. Future minimum annual lease payments required during the years ending in 2007 through 2009 under non-cancelable operating leases having an original term of more than one year are $240,000, $151,000 and $60,000, respectively.

The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, and certain other material purchase obligations as of December 31, 2006.

(In thousands)	Total	2007	2008	2009	After 2010
Capital Lease Obligations (1)	$373	$373	$—	$—	$—
Operating Lease Payments (2)	451	240	151	60	—
Other Purchase Obligations	66	49	17	—	—

Total	$890	$662	$168	$60	$—

(1)	The present value of these obligations, excluding interest, is included on our Consolidated Balance Sheets. See Note 11 of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(2)	Our operating lease obligations are described in Note 11 of the Notes to Consolidated Financial Statements.

Impact of New Accounting Standards

During 2005, the Company early adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs,” This statement clarifies the accounting for idle facility expense, freight, handling costs, and wasted material to ensure that these types of costs are treated as current period charges. SFAS 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production. Management performed a thorough review of inventory costs and recognized a write-off of inventory costs of $728 for overheads in excess of normal capacity. The loss per common share impact of this change in accounting principle, assuming no dilution, was $0.03.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payment,” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based on estimated fair values at the date of grant. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with this method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The Company previously accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No share-based compensation cost was recognized as all awards granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 17 for the impact of this change in accounting principle.

Effective January 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections,” which requires, unless impractical, retrospective application to prior period financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

During 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and statement of operations to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company on January 1, 2007. The Company has completed its analysis of the effects of FIN 48 and has determined the adoption will not have a material effect on its consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a common definition of fair value. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company on January 1, 2008. The Company is currently assessing the impact that this standard will have on its consolidated results of operations, financial position and cash flows.

Off-Balance Sheet Arrangements

We do not have any off balance sheet entities or arrangements. All of our subsidiaries are reflected in our financial statements. We do not have any interests in or relationships with any special-purpose entities that are not reflected in our financial statements.

ITEM 7A—QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate or foreign currency transactions. Our foreign currency exposure was immaterial as of December 31, 2006, 2005 and 2004.

Our primary interest rate risk exposure results from our revolving line of credit facility. We had $2.2 million borrowings under this facility at December 31, 2006. We currently do not hedge our exposure to floating interest rate risk. We believe a rate increase would have a minimal impact upon our net loss. During 2006, our net loss would have been negatively impacted by approximately $16 thousand by a 1% increase in our revolving line of credit interest rate.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PECO II, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PECO II, Inc.

Galion, Ohio

We have audited the accompanying consolidated balance sheets of PECO II, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PECO II, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

/s/    BATTELLE & BATTELLE LLP

Dayton, Ohio

March 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PECO II, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of PECO II, Inc. and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of PECO II, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Columbus, Ohio

March    30, 2005

PECO II, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,259	$8,778
Accounts receivable, net	6,611	7,046
Inventories, net	11,057	8,124
Cost and earnings in excess of billings on uncompleted contracts	1,142	898
Prepaid expenses and other current assets	438	732
Assets held for sale	825	3,518
Restricted cash	3,500	3,683

Total current assets	28,832	32,779

Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	7,252	4,608
Machinery and equipment	2,998	9,072
Furniture and fixtures	5,646	5,853

	16,091	19,728
Less-accumulated depreciation	(10,798)	(13,904)

Property and equipment, net	5,293	5,824
Other assets:
Goodwill	6,017	1,774
Intangibles, net	4,895	—
Investment in joint venture	4	6

Total assets	$45,041	$40,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$2,249	$1,419
Capital leases payable	353	92
Accounts payable	3,289	2,139
Billings in excess of cost and estimated earnings on uncompleted contracts	826	79
Accrued compensation expense	1,057	1,106
Accrued income taxes	94	144
Other accrued expenses	2,170	4,196

Total current liabilities	10,038	9,175

Capital leases payable, net of current portion	—	354

Shareholders’ equity:
Common stock, no par value: 150,000,000 and 50,000,000 shares authorized; 27,173,550 and 22,201,666 shares issued at December 31, 2006 and 2005, respectively	3,447	2,816
Warrants	5,012	—
Additional paid-in capital	116,004	109,978
Accumulated deficit	(89,460)	(81,420)
Treasury stock, at cost, 0 and 346,925 shares at December 31, 2006 and 2005, respectively	—	(520)

Total shareholders’ equity	35,003	30,854

Total liabilities and shareholders’ equity	$45,041	$40,383

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net sales:
Product	$34,094	$31,059	$21,049
Services	13,607	11,388	10,515

	47,701	42,447	31,564
Cost of goods sold:
Product	29,660	26,487	17,660
Services	12,554	10,088	9,801
Product segment asset impairments	812	—	—

	43,026	36,575	27,461
Gross margin:
Product	3,622	4,572	3,389
Services	1,053	1,300	714

	4,675	5,872	4,103
Operating expenses:
Research, development and engineering	3,282	3,446	2,956
Selling, general and administrative	9,906	7,659	7,958
Impairment of service segment goodwill	—	—	5,987
Real estate impairment	—	1,746	—

	13,188	12,851	16,901

Loss from operations	(8,513)	(6,979)	(12,798)
Loss from joint venture	—	(10)	(84)

Loss from operations after joint venture	(8,513)	(6,989)	(12,882)
Interest income, net	439	178	149

Loss before income taxes	(8,074)	(6,811)	(12,733)
Income tax benefit (provision)	34	(12)	463

Net loss	$(8,040)	$(6,823)	$(12,270)

Net loss per common share:
Basic and diluted	$(0.31)	$(0.32)	$(0.57)

Weighted average common shares outstanding:
Basic and diluted	25,934	21,627	21,488

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Warrants	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Shareholders Equity
Balance, January 1, 2004	$2,816	$—	$110,726	$(62,327)	$(1,678)	$49,537
Stock options exercises and stock purchase plans	—	—	(475)	—	638	163
Net loss	—	—	—	(12,270)	—	(12,270)

Balance, December 31, 2004	2,816	—	110,251	(74,597)	(1,040)	37,430

Stock options exercises and stock purchase plans	—	—	(273)	—	520	247
Net loss	—	—	—	(6,823)	—	(6,823)

Balance, December 31, 2005	2,816	—	109,978	$(81,420)	$(520)	$30,854

Stock option exercises, stock purchase plan and restricted stock	30	—	(351)	—	520	199
Issuances from acquisition (Delta)	601	5,012	5,751	—	—	11,364
Share-based compensation	—	—	626	—	—	626
Net loss	—	—	—	(8,040)	—	(8,040)

Balance, December 31, 2006	$3,447	$5,012	$116,004	$(89,460)	$—	$35,003

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,040)	$(6,823)	$(12,270)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,897	1,339	1,578
Provision for bad debts	58	59	(500)
Provision for obsolete and excess inventories	471	300	84
Provision for product warranty	667	1,182	302
Goodwill impairment	—	—	5,987
Loss on disposals of property and equipment	19	45	287
Loss from joint venture	—	10	84
Asset impairments	812	1,746	—
Share-based compensation	626	—	—
Working capital changes, net of acquisitions:
Accounts and notes receivable	377	(1,161)	712
Inventories	(2,231)	619	(1,542)
Prepaid expenses and other current assets	168	(205)	(36)
Accounts payable and other current liabilities	(810)	(2,772)	(352)

Net cash used for operating activities	(5,986)	(5,661)	(5,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(129)	(55)	(184)
Acquisition	(695)	—	—
Proceeds from sale of property and equipment	2,172	4,009	104

Net cash provided by (used for) investing activities	1,348	3,954	(80)

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer from (to) restricted cash	183	6,039	(2,574)
Net usage under line of credit agreement	830	427	992
Investment in joint venture	—	—	(100)
Repayments of long-term debt and capital leases	(93)	(5,949)	(378)
Proceeds from issuance of common shares- options exercised	163	199	82
Proceeds from issuance of common shares- ESPP	36	46	81

Net cash provided by (used for) financing activities	1,119	762	(1,897)

Net decrease in cash	(3,519)	(945)	(7,643)
Cash and cash equivalents at beginning of period	8,778	9,723	17,366

Cash and cash equivalents at end of period	$5,259	$8,778	$9,723

Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$62	$135	$35
Interest paid	137	247	151

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

1.    Summary of Significant Accounting Policies

Nature of Business

The Company provides engineering and installation on-site services and designs; manufactures and markets communications power systems and equipment; and offers systems integration products and related services for the communications industry. The Company markets its products and services primarily throughout the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PECO II, Inc. (the “Company”), and its controlled affiliates, including its wholly owned subsidiaries. The Company’s investment in joint venture is included in the consolidated financial statements using the equity method of accounting. The Company does not have any off-balance sheet arrangements or affiliated entities that require consolidation in the Company’s consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Financial Statement Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Significant estimates are used for, but not limited to, the accounting for doubtful accounts, inventory obsolescence, depreciation and amortizations, goodwill and other asset impairments, warranty costs, valuation allowance on tax assets, taxes and contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash. At December 31, 2006 and 2005, the Company had cash equivalents of $5,259 and $8,778, respectively. The Company’s investments in marketable securities are considered trading securities which the Company considers a cash equivalent as they are held for short-term periods in anticipation of market gains and are reported at fair market value with unrealized gains and losses included in income. At December 31, 2006 and 2005, the Company had marketable securities of $1,829 and $4,092 respectively.

Restricted Cash

At December 31, 2006, our restricted cash was $3,500. This restricted cash total consists of collateral for the $3,500 line of credit. At December 31, 2005, our restricted cash was $3,683 which consisted of the $3,500 line of credit, a $78 letter of credit for an IBM operating lease and the remaining balance was interest earned.

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date. The Company grants credit on open accounts to its customers,

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

substantially all of whom are in the telecommunication industry. Due to the nature of its customer base, the Company’s historical credit risk has been low. The Company generally requires payment within thirty days from delivery and has not provided extended payment terms under any type of vendor financing arrangements. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates necessary allowances based on its analysis of customers’ outstanding receivables at the individual invoice level, the customers’ payment history and any other known factors concerning their current financial condition and ability to pay. After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance. Accounts receivable are presented net of the allowance for doubtful accounts of $105 and $119 at December 31, 2006 and 2005, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method. Inventory costs consist of purchased product, internal and external manufacturing costs, and freight. Management regularly reviews inventory for obsolescence or excessive quantities and records an allowance accordingly. Various factors are considered in making this determination, including recent usage history, forecasted usage and market conditions.

During 2006, the Company identified several specific products in which market (current replacement cost) was less than cost. Management evaluated the products and determined that the current replacement cost will be sustained due to continued competitive market conditions. Therefore, the Company recognized a loss of $475 for the write-down of cost to market and is reflected in product cost of goods sold in the accompanying statement of operations. Management believes that the new value on these products is reflective of a net realizable value reduced by an allowance for a normal profit margin.

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Expenditures for improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used for computing depreciation for financial statement purposes are:

Years
Land improvements	15
Buildings and building improvements	20 to 40
Machinery and equipment	5 to 10
Furniture and fixtures	4 to 7

Equipment under capital leases is amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets. Depreciation for the years ended December 31, 2006, 2005, and 2004, was $1,092, $1,339, and $1,578, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

by a comparison of the carrying amount of an assets to future net undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets classified as held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the value of the identifiable net assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if there are indications that the carrying amount may be impaired. Impairment testing for goodwill is a two-step process, performed at the reporting unit level, requiring management to estimate the fair value of the reporting unit. Currently, the Company has identified two reporting units (product and services segments) in which the Company has discrete, reliable financial and cash flow information available. Step one compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the units net assets, including other identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

Intangible assets, which consist of customer relationships and a supply agreement, have determinable lives and are amortized on a straight-line basis over the estimated useful life.

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

The Company reviews the potential future tax benefits of all deferred tax assets on an ongoing basis. The Company’s review includes consideration of historical and projected future operating results, reversals of existing deferred tax liabilities, tax planning strategies and the eligible carryforward period of each deferred tax asset to determine whether a valuation allowance is appropriate.

Warranties

The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when revenue is recognized. Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The provision for warranty claims is adjusted for specific problems that may arise. At a minimum, the Company reviews the adequacy of its warranty liability quarterly based on changes in these factors.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

The changes in the Company’s accrued product warranty costs are as follows:

	December 31,
	2006	2005
Accrued warranty costs, beginning of year	$1,352	$701
Annual accrual	667	350
Rectifier, warranty term extension	—	451
Shelf, warranty field work	—	381
Warranty claims	(1,106)	(531)

Accrued warranty costs, end of year	$913	$1,352

During 2005, the Company had two specific problems that required additional warranty provision. We upgraded the design of one of our key power system products by incorporating next generation rectifiers. To ensure we meet the terms of our contractual commitments, we recorded an additional provision of $451 to cover these estimated costs. We also discovered that certain applications of a key product could result in failure of a rectifier shelf and/or rectifiers. The Company agreed to replace rectifier shelves in the field to ensure product stability and to minimize exposure from potential rectifier failures. We recorded an additional provision of $381 to cover these estimated costs.

Treasury Stock

The Company records treasury stock at cost with any gains and losses from subsequent reissuances recognized in additional paid in capital. The Company did not repurchase shares in 2006 or 2005, nor does it anticipate repurchasing shares during 2007. The Company issued 346,925 and 288,439 shares at an average cost of $1.500 and $3.005 per share during 2006 and 2005, respectively. There are no treasury shares remaining in the Company’s consolidated financial statements for 2006.

Earnings per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding and common equivalent shares from stock options, unvested shares and warrants using the treasury method, except when anti-dilutive.

Revenue Recognition

Product revenues are recognized when customer orders are completed and shipped, title passes to the customer and collection is reasonably assured. Product sales sometimes include multiple items including services such as installation. In such instances, product revenue is not recognized until installation is complete and the product is made available for customer use. Service revenues on engineering and installation contracts and the costs for services performed are primarily recorded as the work progresses on a percentage of completion basis. Management believes that all relevant criteria and conditions are considered when recognizing sales.

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

Research, Development and Engineering Costs

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

Shipping and Handling

Shipping and handling fees billed to customers are recorded as revenue, and shipping and handling costs paid to vendors are recorded as cost of sales.

Advertising Expense

The Company expenses costs of advertising as incurred.

Interest income, net

The Company records interest income and interest expense net in the accompanying consolidated statements of operations. Interest income, net was $439, $178 and $149 for 2006, 2005 and 2004, respectively. Of this amount, interest expense during 2006, 2005 and 2004 was $137, $247 and $151 respectively.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables, debt and warrants. Fair values of cash and cash equivalents, receivables and payables approximate carrying values due to their relatively short-term nature. The carrying amount of debt approximates fair value due to either the length of maturity or existence of interest rates that approximate prevailing market rates. The fair value of warrants was determined using the Black-Scholes Option Pricing Model.

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are placed with high-credit quality financial institutions. Trade accounts receivable due from three customers at December 31, 2006 and 2005 was $3,897 and $4,718, respectively, which accounted for 58.9% and 68.6% of total accounts receivable due at these dates. These trade accounts receivables are reputable customers and management feels there is minor risk associated with these accounts. The Company’s credit risk with respect to trade receivables is, limited in management’s opinion, due to industry and geographic diversification. As disclosed, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

Recently Adopted Accounting Pronouncements

During 2005, the Company early adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs,” This statement clarifies the accounting for

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

idle facility expense, freight, handling costs, and wasted material to ensure that these types of costs are treated as current period charges. SFAS 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production. Management performed a thorough review of inventory costs and recognized a write-off of inventory costs of $728 for overheads in excess of normal capacity. The loss per common share impact of this change in accounting principle, assuming no dilution, was $0.03.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payment,” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based on estimated fair values at the date of grant. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with this method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The Company previously accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No share-based compensation cost was recognized as all awards granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 17 for the impact of this change in accounting principle.

Effective January 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections,” which requires, unless impractical, retrospective application to prior period financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

During 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and statement of operations to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company on January 1, 2007. The Company has completed its analysis of the effects of FIN 48 and has determined the adoption will not have a material effect on its consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a common definition of fair value. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company on January 1, 2008. The Company is currently assessing the impact that this standard will have on its consolidated results of operations, financial position and cash flows.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

2.    Segment Information

The Company has identified two reportable segments: product and service. These two segments reflect the organization used by our management for internal reporting and decision making. The product segment consists of manufacturing operations and the production of power plants, rectifiers and power distribution equipment. The service segment consists primarily of telecommunications contract, engineering, and installation services. The accounting policies of the segments are the same as those described in Note 1. Earnings of the segments exclude interest income and expense and income tax (benefit) provision from the consolidated statements of operations. The Company has no significant assets located outside of the United States.

The following table summarizes certain information regarding segments of the Company’s operations for the years ended December 31, 2006, 2005, and 2004:

	December 31,
	2006	2005	2004
	(in thousands)
Net Sales:
Product	$34,094	$31,059	$21,049
Services	13,607	11,388	10,515

	$47,701	$42,447	$31,564

Loss from operations:
Product (1)	$(6,469)	$(4,239)	$(2,921)
Services (2)	(2,044)	(2,740)	(9,877)

	$(8,513)	$(6,979)	$(12,798)

Identifiable assets:
Product	$38,112	$35,699	$51,003
Services	6,929	4,684	2,978

	$45,041	$40,383	$53,981

Depreciation and amortization expense:
Product	$1,858	$1,283	$1,488
Services	39	56	90

	$1,897	$1,339	$1,578

Capital expenditures:
Product	$117	$55	$184
Services	12	—	—

	$129	$55	$184

(1)	Product loss from operations for year ending December 31, 2006 includes $111 of impairment recognized on inventory and $701 of impairment on property and equipment. Product loss from operations for year ending December 31, 2005 includes real estate impairment for $1,746. See Note 6 for additional information about the product segment impairments.

(2)	Service loss from operations for year ending December 31, 2004 includes impairment of service segment goodwill for $5,987. See Note 7 for additional information about the impairment of service segment goodwill.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

3.    Acquisitions

On March 28, 2006, the Company acquired exclusive rights to certain business and inventory for Delta’s U.S. and Canadian Telecom Power Division in exchange for an equity position in PECO II that enables Delta to become the Company’s largest shareholder. Additionally, the transaction included the execution of a supply agreement that allows the Company to access Delta’s substantial engineering capabilities and high-quality, cost-effective component manufacturing for its power systems.

The original purchase price was $11,808, which included issuance of 4,740,375 shares (“primary shares”) of common stock without par value and a warrant (the “Warrant”) to purchase up to approximately 13 million shares of the Company’s common stock, or such number of shares that when aggregated with the primary shares, will represent 45% of the Company’s issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. Due to the Warrant coverage requirement of 45% and the issuance of common shares under the Company’s Amended 2000 Performance Plan and Employee Stock Purchase Plan, the number of shares that can be issued under the Warrant at December 31, 2006 increased to approximately 13.6 million shares resulting in an increase in the Warrant value by $251. This in turn increased the purchase price to $12,059 and the excess purchase price was assigned to goodwill.

The value of the primary shares was determined based on the average closing price of the Company’s common shares over the five business days prior to, the date of, and the five days after the public announcement of the execution of the Asset Purchase Agreement. The fair value of the Warrant was estimated at $0.37 per share.

The following table summarizes the estimated fair values of the net assets acquired. A third-party valuation of certain intangible assets was as follows:

December 31, 2006
Inventory	$2,000
Goodwill	4,359
Intangible assets	5,700

Net assets acquired	$12,059

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

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

The following table provides a supplemental disclosure of non-cash investing activities related to the acquisition:

December 31, 2006
Supplemental disclosure of non-cash investing activities:
Inventory	$2,000
Goodwill	4,359
Intangible assets	5,700
Capital stock	(601)
Warrants	(5,012)
Additional paid-in-capital	(5,751)

Net of cash paid	$695

Results of operations attributable to the acquisition have been included in the Company’s consolidated financial statements prospectively from the effective date of the acquisition. The following table provides selected, unaudited pro forma financial information for the year ended December 31, 2006 and 2005 as if the acquisition occurred at the beginning of each respective year. Pro forma amounts have been adjusted for expected amortization expense and other post-closing effects including the effect on the weighted average common shares outstanding.

	For the Year Ended December 31,
	2006	2005
Pro forma Sales—Product	$36,702	$41,292
Pro forma Sales—Services	13,608	11,388

Pro forma Net Sales:	$50,310	$52,680

Pro forma Net Loss	$(7,944)	$(6,235)

Pro forma Loss per share, basic and diluted	$(0.31)	$(0.24)

The pro forma information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

4.    Inventories

Inventories are summarized as follows:

	December 31,
	2006	2005
Raw materials	$11,547	$8,670
Work-in-process	547	932
Finished goods	1,409	632

Gross inventories	13,503	10,234
Allowance for obsolete and excess inventory	(2,446)	(2,110)

Inventories, net	$11,057	$8,124

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

5.    Uncompleted Contracts

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

Costs and estimated earnings on uncompleted contracts consist of the following:

	December 31, 2006	December 31, 2005
Costs incurred on uncompleted contracts	$3,869	$3,518
Estimated earnings	562	1,391

	4,431	4,909
Less: Billings to date	4,115	4,090

	$316	$819

Included in the accompanying balance sheet under the following captions:

	December 31, 2006	December 31, 2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,142	$898
Billings in excess of costs and estimated earnings on uncompleted contracts	(826)	(79)

	$316	$819

6.    Asset Impairment Charges and Assets Held For Sale

On October 19, 2006, the Company issued a press release conveying plans to outsource the cable assemblies, printed wire boards, metals and painting manufacturing operations of the product segment in an effort to reduce costs. As a result of this decision, management identified certain property and equipment, along with inventory, related to the operations identified for outsourcing whose carrying value needed to be tested for recoverability and potential impairment as management expectation that it is more likely than not that the asset group will be sold or otherwise disposed of well in advance of its previously estimated useful life. Based on management’s analysis, the Company recognized a total asset impairment charge of $812 as reflected in cost of goods sold in the accompanying consolidated statement of operations. Of this amount, $111 of impairment was recognized on the inventory and $701 on the property and equipment. The remaining carrying value of the asset group of $825 is classified as held for sale in the current assets section of the accompanying consolidated balance

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

sheet. In determining the fair-value of the asset group held for sale, management considered information obtained from the outsourced vendors and their interest in buying the assets.

In prior years, the Company has had several buildings classified as held for sale: a corporate shell in Galion, Ohio and two manufacturing buildings in Galion, Ohio and Denver, Colorado. The Denver manufacturing building was sold in 2005 resulting in an additional impairment charge of $146. During 2005, a preliminary contract to sell was entered into for the Galion manufacturing building and the Company recognized an impairment charge of $430. At December 31, 2005, the sale had not been finalized and the Company had a balance of $2,218 reflected as assets held for sale. The final sale of this building occurred in February 2006 with no additional impairment charges. During 2005, the Company had the corporate shell reappraised and recognized an additional impairment charge of $1,170. At December 31, 2005, the Galion corporate shell building was also classified as held for sale for $1,300. At December 31, 2006, it was determined that this building no longer met the criteria for classification as held for sale. Therefore, the Company reinstated the building as held and used and has recognized accumulated depreciation through December 31, 2006. Management determined that there is no need for additional impairment charges during 2006 on the Galion corporate shell building.

7.    Goodwill and Other Intangibles

An annual review of goodwill for potential impairment is performed as of October 31 of each year with the assistance of an independent third party. During 2006, it was determined that there were no impairments of goodwill associated with the service or product reporting units. In the aggregate, there has been $11,687 of impairment charges related to the service goodwill recognized in prior years.

Goodwill is summarized as follows:

	Service	Product	Total
Balance, January 1, 2004	$7,842	$—	$7,842
Goodwill impairment	(5,987)	—	5,987
Other write-offs of certain liabilities assumed	(81)	—	81

Balance, December 31, 2004	1,774	—	1,774
Goodwill impairment	—	—	—

Balance, December 31, 2005	1,774	—	1,774
Acquisition	—	4,108	4,108
Adjustment for additional shares issued under warrant	—	251	251
Goodwill impairment	—	—	—
Other write-offs of certain liabilities assumed	(116)	—	(116)

Balance, December 31, 2006	$1,658	$4,359	$6,017

Intangible assets are summarized as follows and relate to the product reporting segment only:

Intangible Assets with Determinable Lives	December 31, 2006
Customer Relationships	$2,000
Supply Agreement	3,700

Total Gross Intangible Assets	5,700
Less: Accumulated Amortization	805

Intangibles, net	$4,895

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Amortization expense for the year ending December 31, 2006 was $805, respectively. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

The estimated amortization expense for each of the next five years is:

	2007	2008	2009	2010	2011	Remaining
Customer Relationships	$333	$333	$333	$333	$333	$85
Supply Agreement	$740	$740	$740	$740	$185	$0

Total amortization expense	$1,073	$1,073	$1,073	$1,073	$518	$85

8.    Line of Credit

The Company has a $3,500 demand line of credit agreement. The agreement requires a deposit account as collateral reflected as restricted cash in the accompanying consolidated balance sheets. There are no line of credit covenants. As of December 31, 2006 and 2005, there outstanding balance was $2,249 and $1,419, respectively. Interest is payable monthly at LIBOR plus 1.5%. The weighted average interest rate was 6.42% and 5.885% at December 31, 2006 and 2005, respectively.

9.    Other Accrued Expenses

Other accrued expenses at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
Accrued warranty costs	913	1,352
Taxes, other than income taxes	554	943
Other	703	1,901

Total	$2,170	$4,196

10.    Income Taxes

The components of the income tax (benefit) provision for the years ended December 31 are as follows:

	2006	2005	2004
Current tax (benefit) provision:
Federal	$—	$—	$(363)
State and local	(34)	12	(100)

Total current income tax (benefit) provision	(34)	12	(463)

Deferred tax provision (benefit)	—	—	—

Total income tax (benefit) provision	$(34)	$12	$(463)

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

A reconciliation of the federal statutory and effective income tax for the years ended December 31, follows:

	2006	2005	2004
Loss before income taxes	$(8,074)	$(6,811)	$(12,733)

Computed tax at the expected federal statutory rate	(2,745)	(2,316)	(4,329)
State and local income taxes, net of federal income tax effect	54	41	83
Change in valuation allowance	2,252	2,307	2,782
Meals and entertainment expenses	29	23	31
Tax contingency reserve adjustment	(116)	(50)	(588)
Goodwill	—	—	1,607
Stock option exercises not recorded in current payable	(171)	—	—
Reduction of state NOLs due to law changes	600	—	—
Prior year true-up and adjustments	60	—	—
Other	3	7	(49)

Income tax provision (benefit)	$(34)	$12	$(463)

Effective income tax rate	0.4%	0.2%	(3.6)%

A detailed summary of the deferred tax assets and liabilities at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

	2006	2005
Deferred tax assets:
Accrued compensation	$293	$333
Accrued expenses	52	187
Inventory	961	829
Warranty accrual	359	531
Litigation accrual	—	—
Allowance for doubtful accounts	41	47
Other	20	82

Total current assets	1,726	2,009
Less: valuation allowance	(1,726)	(2,009)

Net current assets	—	—

Deferred tax assets (liability):
Net operating loss and credit carryforwards	21,465	19,268
Accrued share-based compensation	174	—
Asset impairment	3,385	3,131
Intangible asset amortization	867	896
Other	(308)	39
Depreciation	(1,693)	(1,980)

Total long-term assets	23,890	21,354
Less: valuation allowance	(23,890)	(21,354)

Net deferred tax asset	$—	$—

At December 31, 2006, the Company has federal tax loss carryforwards of $56,971. The federal tax loss carryforwards expire in 2022 through 2026. The Company also has federal tax credit carryforwards of approximately $826.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. As a result of operating losses during 2006, 2005 and 2004, trends and forecasted earnings, management determined that it is more likely than not that some portion or all of its net deferred tax asset may not be recognized and a valuation allowance was required for deferred tax assets.

11.    Lease Commitments

The Company leases office equipment under a capital lease agreement that expires in 2007. The amount of the capital lease included in property and equipment at December 31, 2006 and 2005 is summarized as follows:

	December 31,
	2006	2005
Furniture and equipment	$903	$903
Less-accumulated depreciation	903	630

	$—	$273

The Company has certain non-cancelable operating leases covering certain office facilities and equipment that expire at various dates through 2009. The future minimum capital and operating lease payments for years ending December 31 are as follows:

	Capital Leases	Operating Leases
2007	373	240
2008	—	151
2009	—	60

Total minimum lease payments	373	$451

Less—amounts representing interest	20

Present value of future minimum lease payments	353
Less—current maturities	353

Long-term capital leases	$—

Aggregate rental expense on operating leases for the years ended in 2006, 2005, and 2004, approximated $424, $210, and $407, respectively.

12.    Contingencies

The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. If necessary, the Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates.

The Company has a $246 contingency reserve for potential sales tax liability from prior acquisitions, for potential service nexus in states that we are not currently filing returns, and other miscellaneous sales or use tax issues. The Company does not volunteer to pay more taxes than necessary but believes this is an appropriate approach to the risks associated with prior and current year taxes.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

The Company was a party to legal proceedings and litigation, which arose in the ordinary course of business and was assumed in connection with an acquisition. During April of 2005, the legal proceedings were settled. The Company completed a $2,670 payout, resulting in a signed release from the plaintiff dated April 22, 2005, bringing closure to the legal action.

13.    Employee Benefit Plans

The Company has a 401(k)/Profit Sharing Plan. Under the Plan, eligible employees, as defined, may contribute up to 15% of their compensation subject to certain limitations. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. No contributions were made by the Company in 2006, 2005, and 2004.

14.    Common Stock

During 2006, shareholders approved an increase to the number of authorized common shares from 50,000,000 to 150,000,000, without par value.

15.    Warrants

During 2006, the Company issued a warrant as part of the purchase price consideration for the Delta acquisition (see Note 3). The Warrant gives Delta the right to purchase 45% of the Company’s issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. Therefore, the amount of shares available to Delta under the terms of the Warrant may continue to increase as a result of stock issuances from stock option exercises, employee stock purchase plans and restricted stock awards. The fair value of the Warrant was estimated at $0.37 per share as of the public announcement date of October 13, 2005 using the Black-Scholes option-pricing model with the following assumption: stock price of $1.34; volatility of 60%; risk-free interest rate of 3.96%; and an expected life of 30 months. The number shares available under the Warrant at the time of acquisition was approximately 13 million and was valued at $4,761 net of issuance costs. At December 31, 2006, there are approximately 13.6 million shares available under the Warrant valued at $5,012 net of issuance costs.

16.    Loss Per Share

The number of shares outstanding for calculation of loss per share is as follows:

(In thousands)	2006	2005	2004
Weighted-average shares outstanding—basic	25,934	21,627	21,488
Effect of potentially dilutive shares	—	—	—

Weighted average in outstanding shares—diluted	25,934	21,627	21,488

Due to the Company’s net loss for the year ended December 31, 2006, 2005, and 2004, no potentially dilutive shares were included in the calculation of diluted loss per share because their effect would have been anti-dilutive.

17.    Stock-Based Compensation

The Company has one plan under which stock-based awards may currently be granted to officers and employees, including non-employee directors. The Amended 2000 Performance Plan (“2000 Plan”) provides for

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

the granting of 5,000,000 common shares. The Compensation/Nominating Committee of the Board of Directors administers the 2000 Plan. The 2000 Plan permits the grant of stock options, restricted stock awards, and other stock and performance-based incentives.

Stock options are granted at the fair market value of the Company’s common stock at the date of grant, generally vest over three to four years, and generally have a term of 5 years. Restricted stock awards generally vest in a one year period, upon achievement of specific performance criteria.

In addition to the 2000 Plan, the Company has the 2000 Employee Stock Purchase Plan (“ESPP”) which reserved an aggregate of 1,000,000 common shares. The ESPP allows eligible employees to purchase common shares through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The Plan will terminate when all or substantially all of the common shares reserved for purposes of the plan have been purchased. The fair value of the discount is estimated at the beginning of each semi-annual payment period and vests at the end of that period.

During 2006, the Company reissued the remaining treasury shares to satisfy option exercises and vested awards. Once all treasury shares were reissued, the Company issued new common shares. The 2000 Plan and ESPP will terminate when all or substantially all of the common shares reserved for purposes of the plan have been issued.

Prior to the Adoption of SFAS 123R

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted, no stock-based compensation cost was recognized for stock options in the consolidated financial statements prior to the adoption of SFAS 123(R), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share from continuing operations as if the Company had determined compensation expense for all awards granted under the Company’s stock-based compensation plans under the provisions of SFAS 123, prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the fair value of stock-based awards was estimated using a Black-Scholes option-pricing model and amortized on a straight-line basis over the options’ vesting periods.

	Year Ending December 31, 2005	Year Ending December 31, 2004
Net loss, as reported	$(6,823)	$(12,270)
Less: Stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(559)	(415)

Pro forma net loss as if the fair value based method had been applied to all awards	$(7,382)	$(12,685)

Loss per share, basic and diluted
As reported	$(0.32)	$(0.57)

Pro forma	$(0.34)	$(0.59)

Adoption of SFAS 123(R)

Total adoption impact on results of operations and stock-based compensation expense recognized during 2006 by type of award is as follows:

2006
Stock options	$358
Restricted stock awards	250
Employee stock purchase plan	18

Total stock-based compensation expense	626
Tax effect on stock-based compensation expense	—

Net effect on loss from operations	$626

Effect on basic and diluted loss per share	$(0.02)

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

Stock Options

The weighted-average fair value of stock options granted in 2006, 2005 and 2004 was estimated at $0.76, $0.48 and $0.76 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

	2006	2005	2004
Expected dividend	0%	0%	0%
Expected volatility	58.77%	63.54%	112.31%
Risk-free interest rate	4.70%	6.48%	2.79%
Expected term (in years)	2.66	2.49	3.06

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

The following table represents stock option activity for the year-to-date period ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at December 31, 2005	2,462,100	$1.24
Granted	505,000	1.63
Exercised	(199,250)	0.82
Forfeited/Cancelled	(180,350)	4.62

Outstanding options at December 31, 2006	2,587,500	$1.12	3.0 years	$199,050

Options vested or expected to vest at December 31, 2006	2,477,386	$1.11	3.0 years	$198,125

Outstanding exercisable at December 31, 2006	1,492,000	$0.95	2.5 years	$188,160

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $229, $132, and $83, respectively.

Restricted Stock Awards

The Company has granted restricted stock awards to certain of its employees that vest based on the attainment of certain performance goals. Fair-values of the restricted stock awards are based on the closing market price of the Company’s common stock on the grant date. At December 31, 2006, there was $82 of unrecognized compensation expense from nonvested awards that is expected to be recognized during fiscal 2007. The total fair-value of restricted stock awards that vested during 2006 was $274.

The following table represents restricted stock awards activity for the year-to-date period ended December 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	250,000	$1.10
Granted	100,000	1.74
Vested	(250,000)	1.10

Nonvested at December 31, 2006	100,000	$1.74

18.    Related Party Transactions

The Company engages in certain related party transactions throughout the course of its business. In relation to the 2006 acquisition (see Note 3), Delta became the Company’s largest shareholder. As part of the transaction, a supply agreement was executed that allows the Company to access Delta’s substantial engineering capabilities and high-quality, cost-effective component manufacturing for its power systems.

The Company’s related party transactions with Delta, for the year ended December 31, 2006 include $763 in sales and $9,564 in purchases. At December 31, 2006, the Company had balances of $55 and $915 included in accounts receivable and accounts payable, respectively.

19.    Significant Customers

Sales to the top three customers amounted to $10,912, $6,652, and $6,034 and comprised approximately 23%, 14%, and 13%, respectively, of consolidated net sales for 2006. Sales to our top customer included $8,882 in product and $2,030 in service, our second highest customer included $4,312 in product and $2,340 in service, and our third highest customer included $4,871 in product and $1,163 in service.

Sales to the top three customers amounted to $14,632, $6,228, and $5,280 and comprised approximately 34%, 15%, and 12%, respectively, of consolidated net sales for 2005. Sales to our top customer included $13,802 in product and $830 in service. Our second highest customer included $5,656 in product and $572 in service, and our third highest customer included $3,709 in product and $1,571 in service.

Sales to the top four customers amounted to $10,538, $3,576, $3,559, and $3,227 and comprised approximately 33%, 11%, 11%, and 10%, respectively, of consolidated net sales for 2004. Sales to our top customer included $10,090 in product and $448 in service, our second highest customer included $3,152 in product and $424 in service, our third highest customer included $1,520 in product and $2,039 in service, and our fourth highest customer included $183 in product and $3,044 in service.

20.    Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses of $8,040 in 2006, $6,823 in 2005, and $12,270 in 2004 and at December 31, 2006 had an accumulated deficit of $89,460. The Company utilized $5,986 of cash for operating activities in 2006, $5,661 in 2005, and $5,666 in 2004. As of December 31, 2006, the Company has $8,759 of cash of which $3,500 is restricted for its collateral on the Company’s line of credit agreement. There was an outstanding balance of $2,249 on this line-of-credit as of December 31, 2006.

Based on available funds, management believes that the Company’s available cash, borrowings and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

21.    Quarterly Results of Operations-(Unaudited)

The following table shows unaudited quarterly results of operations for the period indicated. We have prepared this quarterly information on a basis consistent with the audited consolidated financial statements and management believes it includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown.

	Quarters Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(In thousands except per share data)
Statement of Operations Data:
Net sales	$9,212	$9,431	$11,482	$12,322	$10,471	$13,578	$12,422	$11,230
Cost of good sold (1)	7,493	7,364	8,695	13,023	8,447	11,518	11,037	12,024

Gross margin	1,719	2,067	2,787	(701)	2,024	2,060	1,385	(794)
Operating expenses:
Research, development and engineering	703	741	745	1,257	789	897	871	725
Selling, general and administrative	1,973	1,970	1,942	1,774	2,204	2,823	2,368	2511
Real estate impairment	—	—	430	1,316	—	—	—	—

	2,676	2,711	3,117	4,347	2,993	3,720	3,239	3,236

Loss from operations	(957)	(644)	(330)	(5,048)	(969)	(1,660)	(1,854)	(4,030)
Loss from joint venture	(7)	—	—)	(3)	—	—	—	—

Loss from operations after joint venture	(964)	(644)	(330)	(5,051)	(969)	(1,660)	(1,854)	(4,030)
Interest income, net	48	52	43	35	115	123	121	80

Loss before income taxes	(916)	(592)	(287)	(5,016)	(854)	(1,537)	(1,733)	(3,950)
Benefit (provision) for income taxes	(20)	—	74	(66)	(18)	82	(17)	(13)

Net loss	$(936)	$(592)	$(213)	$(5,082)	$(872)	$(1,455)	$(1,750)	$(3,963)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.03)	$(0.01)	$(0.24)	$(0.04)	$(0.05)	$(0.06)	$(0.15)

Weighted average number of common shares:
Basic and diluted	21,566	21,576	21,595	21,770	22,197	27,005	27,147	27,164

(1)	Cost of good sold for the quarter ending December 31, 2006 includes $111 of impairment recognized on inventory and $701 of impairment on property and equipment. See Note 6 for additional information about the product segment impairments.

22.    Subsequent Events

On February 13, 2007, the Company received notice from the NASDAQ Stock Market that the Company’s stock price was below the minimum $1.00 per share requirement. The Company has been provided until August 13, 2007 to regain compliance. Compliance shall be evidenced if and by, at anytime before August 13, 2007, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. If compliance is not regained by that date, the Company may face potential delisting from the NASDAQ market which could limit the Company’s ability to raise additional capital as needed in the future.

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

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information (other than described below) called for by Part III, Item 10, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2006, the Company’s fiscal year end.

CODE OF ETHICS

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

ITEM 11—EXECUTIVE COMPENSATION

The information called for by Part III, Item 11, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2006, the Company’s fiscal year end.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Part III, Item 12, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2006, the Company’s fiscal year end.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Part III, Item 13, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2006, the Company’s fiscal year end.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Part III, Item 14, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2006, the Company’s fiscal year end.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) (1) Financial Statements—See Index to Financial Statements at Item 8 of this report.

(a) (2) Financial Statement Schedules.

Reports of Independent Registered Public Accounting Firms—See page S-1 of this report Schedule II: Valuation and Qualifying Accounts—See page S-3 of this report.

(a) (3) Exhibits.

See the “Exhibit Index” at page E-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, INC.

By:	/s/ JOHN G. HEINDEL
John G. Heindel President, Chief Executive Officer and Chairman of the Board

March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN G. HEINDEL John G. Heindel	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	March 30, 2007

/s/ ALBERT CHANG Albert Chang	Director	March 30, 2007

/s/ GEORGE J. DALLAS George J. Dallas	Director	March 30, 2007

/s/ JAMES L. GREEN James L. Green	Director	March 30, 2007

/s/ E. RICHARD HOTTENROTH Richard Hottenroth	Director	March 30, 2007

/s/ TRYGVE A. IVESDAL Trygve A. Ivesdal	Director	March 30, 2007

/s/ GERARD B. MOERSDORF Gerard B. Moersdorf	Director	March 30, 2007

/s/ RICHARD W. ORCHARD Richard W. Orchard	Director	March 30, 2007

/s/ MATTHEW P. SMITH Matthew P. Smith	Director	March 30, 2007

/s/ R. LOUIS SCHNEEBERGER R. Louis Schneeberger	Director	March 30, 2007

/s/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	March 30, 2007

/s/ SANDRA A. FRANKHOUSE Sandra A. Frankhouse	Chief Financial Officer / Treasurer / Secretary (Principal Financial and Accounting Officer)	March 30, 2007

Independent Registered Public Accounting Firm’s Report on Supplemental Schedule

Board of Directors and Shareholders

PECO II, Inc.

Galion, Ohio

We have audited the consolidated financial statements of PECO II, Inc. (the “Company”) as of December 31, 2006 and 2005, and for the years then ended, and have issued our reports thereon dated March , 2007. Our audits also included the consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/    BATTELLE & BATTELLE LLP

Dayton, Ohio

March 27, 2007

Consent of Independent Registered Public Accounting Firm

The Board of Directors

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

/s/ KPMG LLP

Columbus, Ohio

March 30, 2005

PECO II, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to (Reversed) Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	576	(500)	8	68
Year ended December 31, 2005	68	59	8	119
Year ended December 31, 2006	119	58	72	105

Accrued warranty costs:
Year ended December 31, 2004	834	302	435	701
Year ended December 31, 2005	701	1,182	531	1,352
Year ended December 31, 2006	1,352	667	1,106	913

Allowance for obsolete and excess inventory:
Year ended December 31, 2004	8,156	84	4,103	4,137
Year ended December 31, 2005	4,137	300	2,327	2,110
Year ended December 31, 2006	2,110	471	135	2,446

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated October 13, 2005, between PECO II, Inc. and Delta Products Corporation (E)

3.1 (i)	Amended and Restated Articles of Incorporation of the Company(A)

3.1 (ii)	Amended and Restated Code of Regulations of the Company(A)

4.1	Specimen certificate for the common shares, without par value, of the Company(A)

10.1	Security Agreement, dated October 15, 2004, between PECO II, Inc. and National City Bank (B)

10.2	Promissory Note, dated October 15, 2004, between PECO II, Inc. and National City Bank as lender (B)

*10.3	2000 Performance Plan of the Company(A)

*10.4	Amendment 1 to 2000 Performance Plan of the Company(C)

*10.5	Form of Stock Option Agreement for 2000 Performance Plan of the Company(A)

*10.6	Form of Restricted Stock Award Agreement for 2000 Performance Plan of the Company(D)

*10.7	Form of Indemnification Agreement(A)

*10.8	Employment Agreement, dated July 28, 2005, between PECO II, Inc. and John G. Heindel(D)

10.9	Voting Agreement, dated October 13, 2005, between the Company, Delta Products Corporation and certain Significant Holders of the Company(F)

10.10	Support Agreement and Irrevocable Proxy, dated October 13, 2005, between the Company, Delta Products Corporation and certain Significant Holders of the Company(F)

10.11	Supply Agreement, dated March 28, 2006, between the Company, Delta Electronics, Inc., and DEI Logistics (USA) Corporation (as to Section 19.14 only)(H)

10.12	Common Stock Warrant issued to Delta Holding International, Ltd.(H)

10.13	Schedule of Director Fees(I)

21.1	Subsidiaries of the Company(G)

23.1	Consent of Battelle and Battelle LLP

23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Rule 13a-14(a) Certification of Chief Financial Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act

**32.1	Section 1350 Certification of Chief Executive Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act

**32.2	Section 1350 Certification of Chief Financial Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act

*	Management contract or compensation plan or arrangement identified pursuant to Item 14 (c) of this Form 10-K.
**	Furnished with this Annual Report on Form 10-K.

(A)	Incorporated by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-37566) and the amendments thereto.

(B)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 18, 2004 and filed on November 10, 2004.

E-1

(C)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Shareholders Meeting on April 29, 2004 and filed on March 31, 2004.

(D)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated July 28, 2005 and filed on August 1, 2005.

(E)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 13, 2005 and filed on October 13, 2005.

(F)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K/A dated October 13, 2005 and filed on January 20, 2006.

(G)	Incorporated by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 24, 2006.

(H)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated March 28, 2006 and filed on April 3, 2006.

(I)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated June 1, 2006 and filed on June 7, 2006.

E-2