Form 10-Q
period 2007-03-31
PECO II INC
filed 2007-05-14
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding at April 30, 2007
Common Shares, without par value	27,173,550

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,352	$5,259
Restricted cash	3,500	3,500
Accounts receivable, net of allowance of $72 at March 31, 2007 and $105 at December 31, 2006	3,310	6,611
Inventories, net of allowance of $2,277 at March 31, 2007 and $2,446 at December 31, 2006	9,914	11,057
Cost and earnings in excess of billings on uncompleted contracts	975	1,142
Prepaid expenses and other current assets	404	438
Assets held for sale	695	825

Total current assets	23,150	28,832

Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	7,251	7,252
Machinery and equipment	2,996	2,998
Furniture and fixtures	5,641	5,646

	16,083	16,091
Less-accumulated depreciation	(10,940)	(10,798)

Property and equipment, net	5,143	5,293
Other assets:
Goodwill	5,981	6,017
Intangibles, net	4,627	4,895
Other assets	4	4

Total assets	$38,905	$45,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$—	$2,249
Capital leases payable	328	353
Accounts payable	2,357	3,289
Billings in excess of cost and estimated earnings on uncompleted contracts	20	826
Accrued compensation expense	1,513	1,057
Accrued income taxes	67	94
Other accrued expenses	1,882	2,170

Total current liabilities	6,167	10,038

Shareholders’ equity:
Common stock, no par value: 150,000,000 shares authorized; 27,173,550 shares issued at March 31, 2007 and December 31, 2006	3,447	3,447
Warrants	5,012	5,012
Additional paid-in capital	116,123	116,004
Accumulated deficit	(91,844)	(89,460)

Total shareholders’ equity	32,738	35,003

Total liabilities and shareholders’ equity	$38,905	$45,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended March 31,
	2007	2006
Net sales:
Product	$5,895	$7,551
Services	2,199	2,920

	8,094	10,471
Cost of goods sold:
Product	5,441	5,717
Services	1,779	2,730

	7,220	8,447
Gross margin:
Product	454	1,834
Services	420	190

	874	2,024
Operating expenses:
Research, development and engineering	840	789
Selling, general and administrative	2,506	2,204

	3,346	2,993

Loss from operations	(2,472)	(969)
Interest income, net	102	115

Loss before income taxes	(2,370)	(854)
Provision for income taxes	(14)	(18)

Net loss	$(2,384)	$(872)

Net loss per common share:

Basic and diluted	$(0.09)	$(0.04)

Weighted average common shares outstanding:

Basic and diluted	27,174	22,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,384)	$(872)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	424	270
Provision for bad debts	(33)	1
Provision for obsolete and excess inventories	93	(142)
Provision for product warranty	86	127
Loss on disposals of property and equipment	2	12
Compensation expense from share-based payments	119	203
Working capital changes:
Accounts receivable	3,334	300
Inventories	1,051	(688)
Prepaid expenses and other current assets	237	230
Accounts payable and other current liabilities	(1,685)	478

Net cash provided by (used for) operating activities	1,244	(81)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8)	(42)
Acquisition	—	(566)
Proceeds from sale of property and equipment	131	2,150

Net cash provided by investing activities	123	1,542

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer from restricted cash	—	105
Net usage under line of credit agreement .	(2,249)	728
Repayment of long-term debt and capital leases	(25)	(23)
Proceeds from issuance of common shares - options exercised	—	109

Net cash (used for) provided by financing activities	(2,274)	919

Net change in cash	(907)	2,380
Cash and cash equivalents at beginning of period	5,259	8,778

Cash and cash equivalents at end of period	$4,352	$11,158

Supplemental disclosure of cash flow information:
Income taxes paid	$40	$30
Interest paid	8	26

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

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The December 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

2. Recent Adopted and Recently Issued Accounting Pronouncements

Effective January 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on technical merits, that the position will be sustained upon examination. The Company has completed its analysis of the effects of FIN 48 and has determined the adoption will not have a material effect on its consolidated results of operations, financial position or cash flows.

The Company has an established policy to review all tax benefits and liabilities on a quarterly basis in accordance with FIN 48 and has accounted for any uncertainty according to FIN 48. The Company recognizes interest and penalties accrued related to recognized tax liabilities in the accrued income taxes on the balance sheet and in the provision for income taxes on the income statement. The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and one foreign jurisdiction. Returns filed in these jurisdictions for tax years ended on or after December 31, 2004 are subject to examination by relevant taxing authorities.

Effective January 1, 2007, the Company adopted the additional disclosure provisions of Emerging Issues Task Force (EITF) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 permits the presentation of these taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). The Company classifies sales taxes on a net basis in the Consolidated Statements of Income. Adoption of this EITF did not have an effect on the Company’s Consolidated Financial Statements.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis. Subsequent changes in fair value will be required to be reported in earnings each reporting period. The objective of this election, called the “fair value option,” is to improve financial reporting by providing companies with the means to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, without using the complex hedge-accounting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and therefore is effective for the Company in fiscal year 2008. The Company is currently assessing the effect of implementing this standard, which will be dependent upon the nature and extent of eligible items elected to be measured at fair value at the time of adoption.

3. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

(In thousands)

Net sales:	For the Three Months Ended March 31,
	2007	2006
Product	$5,895	$7,551
Services	2,199	2,920

	$8,094	$10,471

Loss from operations:	For the Three Months Ended March 31,
	2007	2006
Product	$(2,110)	$(389)
Services	(362)	(580)

Consolidated loss from operations	$(2,472)	$(969)

The Company changed the allocation method for sales, marketing and administrative expenses between the product and services segments beginning January 1, 2006. This change will more fairly reflect each segment’s share of the cost.

4. Acquisitions

On March 28, 2006, the Company acquired certain business and inventory for Delta’s U.S. and Canadian Telecom Power Division in exchange for an equity position in PECO II that enables Delta to become the Company’s largest shareholder. The detailed terms of the acquisition are more fully described in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Below is a summary of the proforma results of operations for the periods presented.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Proforma Adjustments (in thousands) – Statement of Operations

Results of operations have been included in the company’s condensed consolidated financial statements prospectively from the effective date of the acquisition. The following table provides selected, unaudited actual financial information for the three month period ended March 31, 2007 and proforma financial information for the three month period ended 2006 as if the acquisition occurred on January 1, 2006. Proforma amounts have been adjusted for expected amortization expense and other post effects including effect on the weighted average common shares outstanding.

(in thousands)

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(proforma)
Sales - Product	$5,895	$10,159
Sales - Services	2,199	2,920

Net Sales	$8,094	$13,079

Net Loss	$(2,384)	$(776)

Loss per share, basic and diluted	$(0.09)	$(0.03)

The proforma information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

5. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2007 and December 31, 2006 are summarized below:

(In thousands)
	March 31, 2007	December 31, 2006
Raw materials	$10,230	$11,547
Work-in-process	448	547
Finished goods	1,513	1,409

Gross Inventory	12,191	13,503
Obsolescence	(2,277)	(2,446)

Net Inventory	$9,914	$11,057

6. Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	March 31, 2007	December 31, 2006
Costs incurred on uncompleted contracts	$1,017	$3,869
Estimated earnings	150	562

	1,167	4,431
Less: Billings to date	212	4,115

	$955	$316

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Included in the accompanying balance sheet under the following captions:

	March 31, 2007	December 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$975	$1,142
Billings in excess of costs and estimated earnings on uncompleted contracts	(20)	(826)

	$955	$316

7. Asset Impairment Charges and Assets Held for Sale

As disclosed in Note 6 of the Company’s most recent Annual Report on Form 10-K, the Company had recognized certain impairment charges for equipment and inventory during fiscal 2006 related to the Company’s plans to outsource certain manufacturing operations. At December 31, 2006, the remaining carrying value of the asset group was $825 and is classified as “Assets held for sale” in the accompanying balance sheet. During the current year, the Company has been able to sell portions of the equipment and inventory as the outsourcing efforts progress. At March 31, 2007, the remaining carrying value of the asset group is $695 and there are no indications of further impairment.

8. Goodwill and Other Intangibles

An annual review of goodwill for potential impairment is performed as of October 31 of each year with the assistance of an independent third party. During 2006, it was determined that there were no impairments of goodwill associated with the service or product reporting units.

Goodwill is summarized as follows:

	Service	Product	Total
Balance, December 31, 2006	$1,658	$4,359	$6,017
Other write-offs of certain liabilities assumed	36	—	36

Balance, March 31, 2007	$1,622	$4,359	$5,981

Intangible assets are summarized as follows and relate to the product reporting segment only:

Intangible Assets with Determinable Lives	March 31, 2007
Customer Relationships	$2,000
Supply Agreement	3,700

Total Gross Intangible Assets	5,700
Less: Accumulated Amortization	1,073

Intangibles, net	$4,627

Amortization expense for the quarter ending March 31, 2007 was $268. There was no amortization expense for the quarter ending March 31, 2006 due to the timing of the acquisition. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

9. Warranty

The Company’s warranty activity for the three months ended March 31, 2007 and 2006 is summarized below:

	2007	2006
Accrued warranty cost, beginning of period	$913	$1,352
Quarterly accrual	86	127
Warranty claims	(129)	(351)

Accrued warranty cost, end of period	$870	$1,128

10. Contingencies

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

The Company has a $211 contingency reserve for potential sales tax liability from prior acquisition, for potential service nexus in states that we are not currently filing, and other miscellaneous sales or use tax issues. The Company does not volunteer to pay more taxes than necessary but believes this is an appropriate approach to the risks associated with prior and current year taxes.

11. Loss Per Share

The number of shares outstanding for calculation of loss per share is as follows:

(In thousands)	Three months ended March 31, 2007	Three months ended March 31, 2006
Weighted-average shares outstanding - basic	27,174	22,197
Effect of potentially dilutive shares	—	—

Weighted average in outstanding shares - dilutive	27,174	22,197

Due to the Company’s net loss for the three months ended March 31, 2007 and 2006, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive.

12. Stock-Based Compensation

The Company has one plan under which stock-based awards may currently be granted to officers and employees, including non-employee directors. The 2000 Performance Plan Amendment 1 (“2000 Plan”) provides for the granting of 5,000,000 common shares. The Compensation/Nominating Committee of the Board of Directors administers the 2000 Plan. The 2000 Plan permits the grant of non-qualified stock options, restricted stock awards and stock appreciation rights.

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

Total stock-based compensation expense by type of award is as follows:

	Three Months Ended March 31,
	2007	2006
Stock options	$76	$77
Restricted stock awards	39	122
Employee stock purchase plan	4	4

Total stock-based compensation expense	119	203
Tax effect on stock-based compensation expense	—	—

Net effect on loss from operations	$119	$203

Effect on basic and diluted loss per share	$(0.00)	$(0.01)

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

Stock Options

The following table represents stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at December 31, 2006	2,587,500	$1.12
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(11,250)	1.18

Outstanding options at March 31, 2007	2,576,250	$1.12	2.74 years

Outstanding exercisable at March 31, 2007	1,655,750	$1.02	2.27 years

At March 31, 2007, the aggregate intrinsic value of stock options outstanding and exercisable was approximately $111 and $108, respectively. No options were exercised during the three months ended March 31, 2007, total intrinsic value of options exercised was $0.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Restricted Stock Awards

There were no new grants of restricted stock awards in the three months ended March 31, 2007 or 2006. Fair-values of the restricted stock awards are based on the closing market price of the Company’s common stock on the grant date. At March 31, 2007, there was $44 of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized during fiscal 2007. No restricted stock awards vested during the three months ended March 31, 2007.

The following table represents restricted stock awards activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	100,000	$1.74
Vested	—	—

Nonvested at March 31, 2007	100,000	$1.74

13. Related Party Transactions

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

The Company’s related party transactions with Delta, for the quarter ended March 31, 2007 include $86 in sales and $2,649 in purchases. At March 31, 2007, the Company had balances of $54 and $68 included in accounts receivable and accounts payable, respectively.

14. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the first three months of 2007, sales to three companies comprised 60.7% of total sales. Sales to our top customer included $2,705 in product and $466 in service, our second highest customer included $872 in product and $6 in service, and our third highest customer included $80 in product and $789 in service.

For the first three months of 2006, sales to four companies comprised 63.0% of total sales. Sales to our top customer included $2,339 in product and $551 in service, our second highest customer included $1,373 in product and $165 in service, our third highest customer included $1,110 in product and $0 in service, and our fourth highest customer included $108 in product and $947 in service.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “the Company,” or “PECO II” refer to PECO II, Inc. unless the context indicates otherwise.

Overview

The first-quarter financial performance reflects the continued weakness PECO II is experiencing in carrier spending from the wireless segment that began in the third quarter of 2006. Recognizing the ongoing uncertainty, the Company implemented a cost reduction program during the first quarter that, when fully implemented, is expected to deliver $4.2 million of annualized cost savings with improvements being realized starting in the second quarter. In addition to the above, and as previously announced, the Company has embarked on a strategic outsourcing strategy for certain non-core manufacturing operations that will improve PECO II’s ability to compete in the marketplace. Currently, the Company has completed the transfer of approximately 70% of this work to selected vendors. The remaining work is forecasted to be transitioned by the end of the third quarter.

Notwithstanding the reduced business volume, the Company continues to make progress with its introduction of new products. The Company deployed its 128HP midsize power system into several regions of a large wireless customer. The key to the product acceptance was improved product density and the incorporation of our Phoenix™ System Controller. Second, we made several modifications to the distribution capabilities of the HDS3000 midsize power system for use in both wireline and wireless networks. Third, we completed First Office Applications for the 129FD power plant in two major wireline customers.

In other product areas, the 827E Inverter System was modified to accept +24V inputs, it completed NEBS™ certification, and the Company secured product approval by a large wireless customer. NEBS™ certification was also completed on the 662 DCDC converter system. The Company developed a rack-mounted version of our popular Phoenix™ System Controller to provide application flexibility for customers seeking unique power plant configurations. Also we added an enhanced security feature to the Model 163 large office power system.

Results of Operations

Our net sales decreased to $8.1 million for the three months ended March 31, 2007, a decrease of $2.4 million, or 22.7%, compared to the corresponding prior year period. Product net sales were $5.9 million for the first quarter of 2007, a decrease of $1.7 million, or 21.9%, compared to the first quarter of 2006. We believe the product revenue decrease was primarily due to the ongoing merger activity in the industry. There was a significant downturn in product orders from the merging carriers as evidenced by the press releases of many equipment manufacturers.

Service net sales were $2.2 million for the first quarter of 2007, a decrease of $721 thousand, or 24.7%, as compared to the first quarter of 2006. We believe the decrease in the service revenues has also been impacted by the merger activity along with the historical trend of slowing down in the first quarter of a new calendar year as customers are still in the planning stages of preparing for newly approved budgets.

As of March 31, 2007, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $5.2 million, a $1.6 million, or 23.9%, decrease from the comparable prior year period. The sales backlog at the end of the first quarter, however, was a $2.4 million, or 83.8%, increase. Product backlog of $3.2 million was a $1.4 million, or 76.8% increase from December 31, 2006, while Service backlog was $2.0 million, a $1.0 million, or 95.5%, increase from December 31, 2006.

Gross margin dollars were $874 thousand for the quarter ended March 31, 2007, as compared to $2.0 million for the quarter ended March 31, 2006. Gross margin as a percentage of net sales decreased to 10.8% for the three months ended March 31, 2007, compared to 19.3% for the comparable prior year period.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

For the quarter ended March 31, 2007, product gross margin was $454 thousand, as compared to $1.8 million for the corresponding period in 2006, or a decrease of 75.2%. The decrease in revenue volume led to an increase in under absorption as we were slow to react to the downturn.

The service gross margin was $420 thousand for the first quarter of 2007, as compared to $190 thousand for the first quarter of 2006, or an increase of 121.1%. With more focus from management, our installation group has focused on workforce utilization making each hour more productive.

Research, development and engineering expense incurred was $840 thousand for the quarter ended March 31, 2007, up from $789 thousand for the quarter ended March 31, 2006. This increase was a reflection of our continued focus on new product introduction in the marketplace and the completion of testing to comply with customer standards. As a percentage of net product sales, research, development and engineering expense was 14.2% for the quarter ended March 31, 2007, as compared to 10.4% for the quarter ended March 31, 2006.

Selling, general and administrative expense increased to $2.5 million for the quarter ended March 31, 2007, from $2.2 million for the quarter ended March 31, 2006. The increase in sales, marketing and administrative expense was due to various organizational changes in our sales structure. We added a manufacturers’ representative group with additional cost of approximately $90 thousand, a product manager program that cost $71 thousand, and additional compensation costs of $47 thousand. In addition we incurred $83 thousand of amortization costs from the Delta acquisition. As a percentage of net sales, selling, general and administrative expense increased to 31.0% for the quarter ended March 31, 2007, compared to 21.1% in the comparable prior year period.

The effective tax rate was a negative 0.6% for the quarter ended March 31, 2007 compared to negative 2.1% for the quarter ended March 31, 2006. The tax accrual was for various state franchises and net worth taxes where the Company has conducted business.

Liquidity and Capital Resources

As of March 31, 2007, available cash and cash equivalents approximated $4.4 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at March 31, 2007 was $17.0 million, which represented a working capital ratio of 3.8 to 1, compared to $18.8 million at December 31, 2006, which represented a working capital ratio of 2.9 to 1. Capital expenditures for the three months ended March 31, 2007, totaled $8 thousand. We continue our efforts to conserve cash.

Cash flows provided by operating activities for the three months ended March 31, 2007, was $1.2 million. While this included a net loss and decreases in accounts payable, it was offset by decreases in accounts receivable, inventory and prepaid expenses. There was $123 thousand of net cash provided by investing activities which was primarily from the sale of excess equipment as a result of outsourcing. Cash used for financing activities was $2.3 million which was primarily payment on our credit line.

Cash flows used for operating activities for the three months ended March 31, 2006, was $81 thousand. While this included a net loss and increases in inventory, it was offset by increases in accounts payable and decreases in accounts receivable and prepaids. There was $1.5 million of cash provided by investing activities which was primarily from the sale of the excess manufacturing facility less cash paid for the acquisition. Cash provided by financing activities was $919 thousand which included use of our credit line and the issuance of stock options.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

We are aggressively downsizing as a result of our outsourcing project, with the goal for profitability and to become cash flow positive. We will continue to maintain inventory at a reasonable level. If our working capital needs significantly increase due to circumstances such as our inability to operate on a cash flow positive basis; weakness in the telecommunications industry; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; research and development efforts; or as a result of capital expenditures, we may have to increase our credit facilities or generate additional funding through the issuance of debt or equity. There can be no assurance, however, that additional financing will be available on terms favorable to the Company or at all.

Contractual Obligations

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. As of March 31, 2007, there was no balance on the line of credit.

We do not currently plan to pay dividends.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” we consider certain accounting policies related to revenue recognition, inventory valuation, impairment of long lived assets, and deferred income taxes to be critical policies due to the estimation processes involved in each. We state these accounting policies in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 30, 2007, and in relevant sections in management’s discussion and analysis of financial condition and results of operations.

Recent Adopted and Recently Issued Accounting Pronouncements

Effective January 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on technical merits, that the position will be sustained upon examination. The Company has completed its analysis of the effects of FIN 48 and has determined the adoption will not have a material effect on its consolidated results of operations, financial position or cash flows.

The Company has an established policy to review all tax benefits and liabilities on a quarterly basis in accordance with FIN 48 and has accounted for any uncertainty according to FIN 48. The Company recognizes interest and penalties accrued related to recognized tax liabilities in the accrued income taxes on the balance sheet and in the provision for income taxes on the income statement. The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and one foreign jurisdiction. Returns filed in these jurisdictions for tax years ended on or after December 31, 2004 are subject to examination by relevant taxing authorities

Effective January 1, 2007, the Company adopted the additional disclosure provisions of Emerging Issues Task Force (EITF) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 permits the presentation of these taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). The Company classifies sales taxes on a net basis in the Consolidated Statements of Income. Adoption of this EITF did not have an effect on the Company’s Consolidated Financial Statements.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis. Subsequent changes in fair value will be required to be reported in earnings each reporting period. The objective of this election, called the “fair value option,” is to improve financial reporting by providing companies with the means to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, without using the complex hedge-accounting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and therefore is effective for the Company in fiscal year 2008. The Company is currently assessing the effect of implementing this standard, which will be dependent upon the nature and extent of eligible items elected to be measured at fair value at the time of adoption.

Forward-Looking Statements

Certain of the Company’s statements in this Quarterly Report on Form 10-Q and the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operation are not purely historical, and as such are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but may not be limited to, all statements regarding the Company’s and management’s intent, beliefs, expectations, and plans, such as statements concerning the Company’s future profitability, industry trends, operating results, and product development strategy. These forward-looking statements include numerous risks and uncertainties, including, without limitation: a general economic recession; a downturn in our principal customers’ businesses; current and future mergers of key customers; the volatility in the communications industry; the demand for communications equipment generally and in particular for the products and services offered by the Company; the Company’s ability to generate sales orders during fiscal 2007 and thereafter; the ability to develop and market new products and product enhancements; the potential environmental issues in regards to an aging manufacturing facility; the ability to attract and retain customers; competition and technological change; and successful implementation of the Company’s business strategy. One or more of these factors have affected, and in the future could affect, the Company’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of March 31, 2007.

We have minimal exposure due to interest rate risk. A change in rates would be immaterial to our results from operations if rates were to increase 1% from March 31, 2007 rates. We currently do not hedge our exposure to floating interest rate risk. We believe a rate increase would have a minimal impact upon our net loss.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting made during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2007	PECO II, Inc.

/s/ JOHN G. HEINDEL	/s/ SANDRA A. FRANKHOUSE
John G. Heindel	Sandra A. Frankhouse
Chairman, President and Chief Executive Officer	Chief Financial Officer, Treasurer and Secretary