Form 10-Q
period 2007-06-30
PECO II INC
filed 2007-08-14
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File Number 000-3283

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding At July 31, 2007
Common Shares, without par value	27,230,198

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,724	$5,259
Restricted cash	—	3,500
Accounts receivable, net of allowance of $85 at June 30, 2007 and $105 at December 31, 2006	5,025	6,611
Inventories, net of allowance of $1,961 at June 30, 2007 and $2,446 at December 31, 2006	8,380	11,057
Costs and estimated earnings in excess of billings on uncompleted contracts	1,432	1,142
Prepaid expenses and other current assets	289	438
Assets held for sale	411	825

Total current assets	23,261	28,832

Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	7,251	7,252
Machinery and equipment	2,956	2,998
Furniture and fixtures	5,634	5,646

	16,036	16,091
Less-accumulated depreciation	(11,057)	(10,798)

Property and equipment, net	4,979	5,293
Other Assets:
Goodwill	5,965	6,017
Intangibles, net	4,358	4,895
Other assets	4	4

Total Assets	$38,567	$45,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings under line of credit	$—	$2,249
Capital leases payable	304	353
Accounts payable	2,947	3,289
Billings in excess of costs and estimated earnings on uncompleted contracts	81	826
Accrued compensation expense	1,123	1,057
Accrued income taxes	60	94
Other accrued expenses	1,925	2,170

Total current liabilities	6,440	10,038

Shareholders’ Equity:
Common shares, no par value: authorized 150,000,000 shares; 27,237,698 and 27,173,550 shares issued at June 30, 2007 and December 31, 2006	3,455	3,447
Warrants	5,032	5,012
Additional paid-in capital	116,229	116,004
Accumulated deficit	(92,589)	(89,460)

Total shareholders’ equity	32,127	35,003

Total Liabilities and Shareholders’ Equity	$38,567	$45,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Product	$7,256	$10,130	$13,151	$17,681
Services	3,298	3,448	5,497	6,368

	10,554	13,578	18,648	24,049
Cost of goods sold:
Product	6,305	8,429	11,746	14,146
Services	2,490	3,089	4,269	5,819

	8,795	11,518	16,015	19,965
Gross margin:
Product	951	1,701	1,405	3,535
Services	808	359	1,228	549

	1,759	2,060	2,633	4,084
Operating expenses:
Research, development and engineering	495	897	1,335	1,686
Selling, general and administrative	2,091	2,823	4,597	5,027

	2,586	3,720	5,932	6,713

Loss from operations	(827)	(1,660)	(3,299)	(2,629)
Interest income, net	95	123	197	238

Loss before income taxes	(732)	(1,537)	(3,102)	(2,391)
Income tax (provision) benefit	(13)	82	(27)	64

Net loss	$(745)	$(1,455)	$(3,129)	$(2,327)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.05)	$(0.12)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	27,208	27,005	27,191	24,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,129)	$(2,327)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	847	809
Provision for bad debts	(20)	33
Provision for obsolete and excess inventories	195	(26)
Provision for product warranty	357	344
(Gain) loss on disposals of property and equipment	(71)	10
Compensation expense from share-based payments	221	326
Working capital changes:
Accounts receivable	1,606	346
Inventories	2,482	(2,998)
Prepaid expenses and other current assets	(69)	(1,258)
Accounts payable other current liabilities	(1,660)	3,219

Net cash provided by (used for) operating activities	759	(1,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8)	(130)
Acquisition	—	(695)
Proceeds from sale of property and equipment	497	2,153

Net cash provided by investing activities	489	1,328

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer from restricted cash	3,500	105
Net usage under line of credit agreement	(2,249)	982
Repayment of capital leases	(50)	(46)
Proceeds from issuance of common shares—options exercised	—	164
Proceeds from issuance of common shares—ESPP	16	22

Net cash provided by financing activities	1,217	1,227

Net change in cash	2,465	1,033
Cash and cash equivalents at beginning of period	5,259	8,778

Cash and cash equivalents at end of period	$7,724	$9,811

Supplemental disclosure of cash flow information:
Income taxes paid	$60	$55
Interest paid	15	57

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

3. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Product	$7,256	$10,130	$13,151	$17,681
Services	3,298	3,448	5,497	6,368

	$10,554	$13,578	$18,648	$24,049

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
(Loss) income from operations:
Product	$(885)	$(1,255)	$(2,995)	$(1,644)
Services	58	(405)	(304)	(985)

Consolidated loss from operations	$(827)	$(1,660)	$(3,299)	$(2,629)

4. Acquisitions

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Proforma Adjustments—Statement of Operations

Results of operations have been included in the Company’s condensed consolidated financial statements prospectively from the effective date of the acquisition. The following table provides selected, unaudited actual financial information for the three and six month periods ended June 30, 2007 and proforma financial information for the three and six month periods ended June 30, 2006 as if the acquisition occurred on January 1, 2006. Proforma financial information amounts have been adjusted for expected amortization expense and other post-closing effects including the effect on the weighted average common shares outstanding.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(proforma)	(unaudited)	(proforma)
Sales—Product	$7,256	$10,130	$13,151	$20,289
Sales—Services	3,298	3,448	5,497	6,368

Net sales:	$10,554	$13,578	$18,648	$26,657

Loss	$(745)	$(1,455)	$(3,129)	$(2,231)

Loss per share, basic and diluted	$(0.03)	$(0.05)	$(0.12)	$(0.08)

The proforma information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

5. Restricted Cash

The Company has a $3,500 demand line of credit agreement that required a deposit account as collateral reflected as restricted cash in the accompanying balance sheet as of December 31, 2006. During the quarter ending June 30, 2007, the terms of the bank’s security interest in the collateral account were amended. As such, the restricted cash is no longer based on the available line of credit amount of $3,500. The amended security interest terms have been changed to a formula based calculation that is dependent upon the outstanding amount of the line. As of June 30, 2007, there is no outstanding balance on the line and the entire collateral account is free from restrictions from the bank. Therefore, the balance of the collateral account is reflected in cash and cash equivalents in the accompanying balance sheet as of June 30, 2007.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

6. Warrants

During 2006, the Company issued a warrant as part of the purchase price consideration for the Delta acquisition (see Note 4). The Warrant gives Delta the right to purchase additional shares of the Company’s common stock that, when aggregated with the 4,740,375 shares of Company common stock acquired by Delta in the Delta transaction, will represent 45% of the Company’s issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. Therefore, the amount of shares available to Delta under the terms of the Warrant may continue to increase as a result of stock issuances from stock option exercises, employee stock purchase plans and restricted stock awards. The fair value of the Warrant was estimated at $0.37 per share as of the public announcement date of October 13, 2005 using the Black-Scholes option-pricing model with the following assumption: stock price of $1.34; volatility of 60%; risk-free interest rate of 3.96%; and an expected life of 30 months. The number shares available under the Warrant at the time of acquisition was approximately 13 million and was valued at $4,761 net of issuance costs. At June 30, 2007, there are approximately 13.7 million shares available under the Warrant and are valued at $5,032 net of issuance costs.

7. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2007 and December 31, 2006 are summarized below:

	June 30, 2007	December 31, 2006
Raw materials	$8,847	$11,547
Work-in-process	555	547
Finished goods	939	1,409

Gross inventory	10,341	13,503
Obsolescence	(1,961)	(2,446)

Net inventory	$8,380	$11,057

8. Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	June 30, 2007	December 31, 2006
Costs incurred on uncompleted contracts	$1,995	$3,869
Estimated earnings	446	562

	2,441	4,431
Less: Billings to date	1,090	4,115

	$1,351	$316

Included in the accompanying balance sheet under the following captions:

	June 30, 2007	December 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,432	$1,142
Billings in excess of costs and estimated earnings on uncompleted contracts	(81)	(826)

	$1,351	$316

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

9. Assets Held for Sale

As disclosed in Note 6 of the Company’s most recent Annual Report on Form 10-K, the Company had recognized certain impairment charges for equipment and inventory during fiscal 2006 related to the Company’s plans to outsource certain manufacturing operations. At December 31, 2006, the remaining carrying value of the asset group was $825 and is classified as “Assets held for sale” in the accompanying balance sheet. During the current year, the Company has been able to sell portions of the equipment and inventory as the outsourcing efforts progress. At June 30, 2007, the remaining carrying value of the asset group is $411 and there are no indications of further impairment.

10. Goodwill and Other Intangibles

An annual review of goodwill for potential impairment is performed as of October 31 of each year with the assistance of an independent third party. During 2006, it was determined that there were no impairments of goodwill associated with the service or product reporting units.

Goodwill is summarized as follows:

	Service	Product	Total
Balance, December 31, 2006	$1,658	$4,359	$6,017
Adjustment for additional shares issuable under warrant	—	20	20
Other write-offs of certain liabilities assumed	(72)	—	(72)

Balance, June 30, 2007	$1,586	$4,379	$5,965

Intangible assets are summarized as follows and relate to the product segment only:

	June 30, 2007	December 31, 2006
Intangible Assets with Determinable Lives
Customer relationships	$2,000	$2,000
Supply agreement	3,700	3,700

Total gross intangible assets	5,700	5,700
Less: Accumulated amortization	1,342	805

Intangibles, net	$4,358	$4,895

Amortization expense for the three months ending June 30, 2007 was $268, and year to date was $537. Amortization expense for the three months ending June 30, 2006 and year to date was $268. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

11. Warranty

Accrued warranty costs are included in “Other accrued expenses” in the accompanying balance sheet. Accrued warranty costs are summarized as follows:

	June 30, 2007	December 31, 2006
Accrued warranty costs, beginning of year	$913	$1,352
Warranty provision	357	667
Warranty claims incurred	(337)	(1,106)

Accrued warranty costs, end of period	$933	$913

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

The Company has a $175 contingency reserve for potential sales tax liability from a prior acquisition, for potential service nexus in states in which the Company is not currently filing and other miscellaneous sales or use tax issues. The Company does not volunteer to pay more taxes than necessary but believes this is an appropriate approach to the risks associated with prior and current year taxes.

13. Loss Per Share

The number of shares outstanding for calculation of loss per share is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Weighted-average shares outstanding—basic	27,208	27,005	27,191	24,639
Effect of potentially dilutive shares	—	—	—	—

Weighted average in outstanding shares—dilutive	27,208	27,005	27,191	24,639

Due to the Company’s net loss for the six months ended June 30, 2007 and 2006, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive.

14. Stock-Based Compensation

The Company has one plan under which stock-based awards may currently be granted to officers and employees, including non-employee directors. The 2000 Performance Plan, as amended (“2000 Plan”), provides for the granting of 5,000,000 common shares. The Compensation Committee of the Board of Directors administers the 2000 Plan. The 2000 Plan permits the grant of non-qualified stock options, restricted stock awards, and stock appreciation rights.

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Total stock-based compensation expense by type of award is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Stock options	$39	$91	$115	$168
Restricted stock awards	59	28	98	150
Employee stock purchase plan	4	4	8	8

Total stock-based compensation expense	102	123	221	326
Tax effect on stock-based compensation expense	—	—	—	—

Net effect on loss from operations	102	123	221	326

Effect on basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

There was no recorded tax effect on the recognition of stock-based compensation expense due to the Company’s significant net operating loss carry-forward and valuation reserve. In addition, there was no effect on the presentation of the statement of cash flows as excess tax benefits from the exercise of stock options have not been recorded as the Company does not expect to be able to realize current period deductions of taxable income.

Stock Options

The following table represents stock option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at December 31, 2006	2,587,500	$1.12
Granted	10,000	0.67
Exercised	—	—
Forfeited/ Cancelled	(178,500)	1.40

Outstanding options at June 30, 2007	2,419,000	1.10	2.20 years

Outstanding exercisable at June 30, 2007	1,701,750	$1.03	1.66 years

At June 30, 2007 the aggregate intrinsic value of stock options outstanding and exercisable was approximately $79 and $77, respectively.

Restricted Stock Awards

Fair-values of the restricted stock awards are based on the closing market price of the Company’s common stock on the grant date. At June 30, 2007, there was $16 of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized during fiscal 2007.

The following table represents restricted stock awards activity for the year-to-date period ended June 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	100,000	$1.74
Awarded	41,139.79
Vested	47,426	1.21

Nonvested at June 30, 2007	93,713	$1.59

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

15. Related Party Transactions

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

The Company’s related party transactions with Delta, for the six months ended June 30, 2007 included $158 in sales and $3,476 in purchases. At June 30, 2007, the Company had balances of $49 and $564 included in accounts receivable and accounts payable, respectively.

16. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the first six months of 2007, sales to three companies comprised 65.6% of total sales. Sales to our top customer included $5,218 in product and $1,547 in service, our second highest customer included $1,118 in product and $2,045 in service, our third highest customer included $2,268 in product and $17 in service.

For the first six months of 2006, sales to three companies comprised 53.2% of total sales. Sales to our top customer included $3,563 in product and $1,596 in service, our second highest customer included $3,748 in product and $420 in service, our third highest customer included $3,019 in product and $433 in service.

PECO II, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “the Company,” or “PECO II” refer to PECO II, Inc. unless the context indicates otherwise.

Overview

The second quarter financial performance reflects solid in-year revenue growth for both products and services; significant continued improvement in the operating performance of the services business; and the impact of savings resulting from our strategic outsourcing initiative, started in 2006, and our cost-reduction initiative that we announced at the end of the first quarter of 2007.

As previously announced, the Company has embarked on a strategic outsourcing strategy for certain non-core manufacturing operations that will improve PECO II’s ability to compete in the marketplace. Currently, the Company has completed the transfer of approximately 90 percent of this work to selected vendors. The remaining work is forecasted to be transitioned by the end of the third quarter.

On the customer front, the Company has renewed a sole-source, three-year contract with one of its key customers; signed a channel partner to resell the Company’s products into the Canadian market; received exclusive standardization and approval for its inverters at a large Canadian energy company; and was awarded an additional services contract with a key customer.

PECO II continues to make progress with its introduction and approval of new products, notwithstanding the reduced business volume when compared to the first half of 2006. The Company received initial orders from two wireline customers for the new BD Series of products. The low-profile, high-density BD Series greatly reduces the cost of upgrading sites with end-of-life ferro resonant or first generation switchmode rectifiers by allowing customers to continue to utilize existing distribution facilities.

Additionally, the Company developed a combination rectifier/inverter plant for new cell site applications. A Tier 1 wireless carrier began using the plant to simultaneously provide DC power to the cell site equipment and AC power to the Network Interface Unit serving the cell site. The product enables the wireless carrier to function even during an AC outage that affects the grid serving both the site and network. In addition, the Company completed five additional First Office Applications for the 129FD power plant in wireline customer networks.

Looking forward, the Company expects to: continue to improve both the breadth and performance of its product portfolio to ensure that it continues to address the evolving requirements of its customers; sustain the business performance gains realized in its services business in a very price sensitive marketplace; and complete its outsourcing and cost reduction initiatives in an effort to return the business to profitability.

Results of Operations

Our net sales decreased to $10.6 million and $18.6 million for the three and six months ended June 30, 2007, respectively, a decrease of $3.0 million and $5.4 million, or 22.3% and 22.5%, respectively, compared to the corresponding prior year periods. Product net sales were $7.3 million for the second quarter of 2007, a decrease of $2.9 million, or 28.4%, compared to the second quarter of 2006. The reduction in revenues was largely attributed to a decrease in sales to customers that have been engaged in the consolidation occurring in the telecom industry. Revenues from one customer involved in merger and acquisition activity have decreased by $1.9 million in the second quarter of 2007 as compared to the second quarter of 2006. This accounted for 66% of our total decrease.

Service net sales were $3.3 million for the second quarter of 2007, a decrease of $150 thousand, or 4.4%, as compared to the second quarter of 2006. The decrease in the service segment was primarily from the revenue reduction in the staffing sector of our service segment.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Cont.)

As of June 30, 2007, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $6.4 million, a $1.0 million, or 13%, decrease from the comparable prior year period, and a 125% increase of $3.6 million from December 31, 2006. Product backlog of $4.0 million was a $2.2 million, or 126% increase from December 31, 2006, while Service backlog was $2.4 million, a $1.3 million, or 123%, increase from December 31, 2006.

Gross margin dollars were $1.8 million and $2.6 million, respectively, for the three and six months ended June 30, 2007, as compared to $2.1 million and $4.1 million, respectively, for the three and six months ended June 30, 2006. Gross margin as a percentage of net sales was 17% and 14% for the three and six months ended June 30, 2007, compared to 15% and 17%, respectively, for the comparable prior year periods.

For the quarter ended June 30, 2007, product gross margin was $951 thousand, or 13% of net product sales, as compared to $1.7 million, or 17% of net product sales for the corresponding period in 2006, or a period over period product gross margin decrease of 4%. The decrease was primarily attributed to the negative impact of approximately $0.2 million of costs, or three points of margin, related to product deployment issues the Company had in serving a number of it’s customers along with variances related to the lower revenue volume.

The service gross margin was $808 thousand for the second quarter of 2007, or 25% of net services sales, as compared to $359 thousand, or 11% of net services sales for the second quarter of 2006, or a service gross margin increase of 14%. The management team continues to closely monitor indirect costs while maintaining efficiency and quality on the job. The service group was able to maintain its direct costs while increasing sales for the second quarter of 2007, which positively impacted margins. The service segment has focused on work hour utilization and standard margin. While the work utilization is driven by the standard margin, it has been the major positive influence on service gross margins.

Research, development and engineering expense incurred was $495 thousand and $1.3 million, respectively, for the three and six months ended June 30, 2007, down from $897 thousand and $1.7 million, respectively for the three and six months ended June 30, 2006. As a percentage of net product sales, research, development and engineering expense was 7% for the quarter ended June 30, 2007, which was a 2% decease from the second quarter of 2006. The year over year decrease primarily reflects the reduction in costs incurred in 2006 to complete the development and external testing to comply with customer standards on new products introduced to the market and the benefits of the Company-wide cost reduction initiative in 2007.

Selling, general and administrative expense decreased to $2.1 million and $4.6 million for the three and six months ended June 30, 2007, from $2.8 million and $5.0 million, respectively, for the comparable prior year period. Sales, marketing and administrative expenses decreased as a result of efforts to reduce selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative decreased to 19.8% for the quarter ended June 30, 2007, compared to 20.8% in the comparable prior year period. This decrease was due to a onetime acquisition costs incurred in second quarter of 2006 and the realization of the benefits of the company wide cost reduction initiative.

The effective tax rate was a negative 0.9% for the six months ended June 30, 2007 compared to positive 2.7% for the six months ended June 30, 2006. The tax accrual was for various state franchises and net worth taxes where the Company has conducted business.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Cont.)

Liquidity and Capital Resources

As of June 30, 2007, available cash and cash equivalents approximated $7.7 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at June 30, 2007 was $16.8 million, which represented a working capital ratio of 3.6 to 1, compared to $18.8 million at December 31, 2006, which represented a working capital ratio of 2.9 to 1. Capital expenditures for the six months ended June 30, 2007, totaled $8 thousand. We continue our efforts to conserve cash.

Cash flows provided by operating activities for the six months ended June 30, 2007, was $759 thousand. This was primarily from reductions in accounts receivable and inventory offset by a net loss and decreases in accounts payable. There was $489 thousand of cash provided by investing activities which was primarily from the sale of equipment sold as a result of outsourcing. Cash provided by financing activities was $1.2 million, which included the pay off of our credit line and the transfer of our restricted cash to cash available as National City has limited its requirements regarding restricted PECO II, Inc. cash to borrowed funds only. The credit line had a zero balance as of June 30, 2007 making $3.5 million of cash available on the credit line.

Cash flows used for operating activities for the six months ended June 30, 2006 was $1.5 million. While this included a net loss and increases in inventories and costs and earnings in excess of billings, it was offset by increases in accounts payable and accruals. There was $1.3 million of cash provided by investing activities which was primarily from the sale of the excess manufacturing facility less cash paid for the acquisition. Cash provided by financing activities was $1.2 million, which included use of our credit line and the issuance of common stock for options exercised.

We continue to downsize our operations due to outsourcing and lower revenue volumes with the goal for profitability and to become cash flow positive. If our working capital needs significantly increase due to circumstances such as our inability to operate on a cash flow positive basis; weakness in the telecommunications industry; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; research and development efforts; or as a result of capital expenditures, we may have to increase our credit facilities or generate additional funding through the issuance of debt or equity. There can be no assurance, however, that additional financing will be available on terms favorable to the Company or at all.

Contractual Obligations

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. As of June 30, 2007, the balance on the line of credit was $0.

National City has agreed to no longer require collateral for the availability of a $3.5 million line of credit. Collateral will be required only on the borrowed balance of the credit line.

We do not currently plan to pay dividends.

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

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of June 30, 2007.

We have minimal exposure due to interest rate risk. A change in rates would be immaterial to our results from operations if rates were to increase 1% from June 30, 2007 rates. We currently do not hedge our exposure to floating interest rate risk.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Cont.)

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting made during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

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

On February 13, 2007, the Company received notice from The NASDAQ Stock Market that the Company’s stock price was below the minimum $1.00 closing bid price per share requirement. The Company had been provided until August 13, 2007 to regain compliance. On August 14, 2007, The NASDAQ Stock Market notified the Company that while it had not regained compliance with the minimum $1.00 closing bid price per share requirement, the Company has been granted an additional 180 calendar day extension until February 7, 2008 to regain compliance. Compliance shall be evidenced if and by, at anytime before February 7, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. If compliance is not regained by that date, the Company may face potential delisting from The NASDAQ Stock Market which could limit the Company’s ability to raise additional capital as needed in the future.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Cont.)

If we experience a decline in revenues, our goodwill may be impaired and we may be required to recognize an impairment charge to earnings by the fourth quarter ending December 31, 2007.

We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill of a reporting unit is tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Due to the continual flux in the telecom industry from mergers and acquisitions we could recognize a further decline in revenue. Management continues to monitor actual results of operations and will continue to monitor the potential impact on the carrying amount of the goodwill balances.

As of October 31, 2007, an annual review of goodwill will be performed with the assistance of an independent third party, unless indications exist that require the test to be performed earlier. Should the review result in an impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows may be adversely affected as a result of the facts and circumstances that created the impairment charge.

ITEM 4.	Submission of Matters to a Vote of Security Holders

PECO II held an Annual Meeting of Shareholders on Tuesday, May 22, 2007, to elect two directors in Class I for three-year terms. The results of the proposal are provided below:

Proposal 1: The election of two directors in Class I for three-year terms and until their successors are duly elected and qualified.

	Number of Shares Voted
	FOR	WITHHOLD AUTHORITY	TOTAL
R. Louis Schneeberger	18,960,832	1,300,737	20,261,569
Gerard B. Moersdorf, Jr.	18,965,067	1,296,502	20,261,569

Each of the nominees was elected. The other directors whose terms of office continue after the 2007 Annual Meeting of Shareholders are: Albert Chang, James L. Green, John G. Heindel, E. Richard Hottenroth, Richard W. Orchard, Matthew P. Smith and Thomas R. Thomsen.

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

Date: August 14, 2007	PECO II, Inc.

/s/ JOHN G. HEINDEL	/s/ SANDRA A. FRANKHOUSE
John G. Heindel	Sandra A. Frankhouse
Chairman, President and Chief Executive Officer	Chief Financial Officer, Treasurer and Secretary