Form 10-Q
period 2007-09-30
PECO II INC
filed 2007-11-14
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding At October 31, 2007
Common Shares, without par value	27,306,223

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	September 30, 2007	December 31, 2006

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,437	$5,259
Restricted cash	—	3,500
Accounts receivable, net of allowance of $110 at September 30, 2007 and $105 at December 31, 2006	4,985	6,611
Inventories, net of allowance of $1,869 at September 30, 2007 and $2,446 at December 31, 2006	8,762	11,057
Costs and estimated earnings in excess of billings on uncompleted contracts	750	1,142
Prepaid expenses and other current assets	416	438
Assets held for sale	334	825

Total current assets	23,684	28,832

Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	7,251	7,252
Machinery and equipment	2,944	2,998
Furniture and fixtures	5,633	5,646

	16,023	16,091
Less-accumulated depreciation	(11,182)	(10,798)

Property and equipment, net	4,841	5,293
Other Assets:
Goodwill	5,937	6,017
Intangibles, net	4,090	4,895
Other assets	2	4

Total Assets	$38,554	$45,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings under line of credit	$—	$2,249
Capital leases payable	287	353
Accounts payable	3,434	3,289
Billings in excess of costs and estimated earnings on uncompleted contracts	60	826
Accrued compensation expense	1,157	1,057
Accrued income taxes	81	94
Other accrued expenses	1,771	2,170

Total current liabilities	6,790	10,038

Shareholders’ Equity:
Common shares, no par value: authorized 150,000,000 shares; 27,261,727 and 27,173,550 shares issued at September 30, 2007 and December 31, 2006	3,458	3,447
Warrants	5,039	5,012
Additional paid-in capital	116,363	116,004
Accumulated deficit	(93,096)	(89,460)

Total shareholders’ equity	31,764	35,003

Total Liabilities and Shareholders’ Equity	$38,554	$45,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales:
Product	$7,871	$8,965	$21,022	$26,646
Services	2,843	3,457	8,340	9,825

	10,714	12,422	29,362	36,471

Cost of goods sold:
Product	6,536	7,679	18,282	21,824
Services	2,341	3,358	6,610	9,177

	8,877	11,037	24,892	31,001

Gross margin:
Product	1,335	1,286	2,740	4,822
Services	502	99	1,730	648

	1,837	1,385	4,470	5,470

Operating expenses:
Research, development and engineering	485	871	1,820	2,558
Selling, general and administrative	1,952	2,368	6,549	7,395

	2,437	3,239	8,369	9,953

Loss from operations	(600)	(1,854)	(3,899)	(4,483)
Interest income, net	110	121	307	359

Loss before income taxes	(490)	(1,733)	(3,592)	(4,124)
Income tax (provision) benefit	(17)	(17)	(44)	47

Net loss	$(507)	$(1,750)	$(3,636)	$(4,077)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.06)	$(0.13)	$(0.16)

Weighted average common shares outstanding:
Basic and diluted	27,232	27,147	27,205	25,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,636)	$(4,077)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,253	1,333
Provision for bad debts	5	31
Provision for obsolete and excess inventories	287	79
Provision for product warranty	447	445
(Gain) loss on disposals of property and equipment	(128)	10
Compensation expense from share-based payments	365	463
Working capital changes:
Accounts receivable	1,621	199
Inventories	2,008	(3,762)
Prepaid expenses and other current assets	521	(234)
Accounts payable and other current liabilities	(1,390)	1,530

Net cash provided by (used for) operating activities	1,353	(3,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11)	(143)
Acquisition	—	(695)
Proceeds from sale of property and equipment	635	2,153

Net cash provided by investing activities	624	1,315

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer from restricted cash	3,500	183
Net (repayment) usage under line of credit agreement	(2,249)	226
Repayment of capital leases	(66)	(70)
Proceeds from issuance of common shares—options exercised	—	164
Proceeds from issuance of common shares—ESPP	16	22

Net cash provided by financing activities	1,201	525

Net change in cash	3,178	(2,143)
Cash and cash equivalents at beginning of period	5,259	8,778

Cash and cash equivalents at end of period	$8,437	$6,635

Supplemental disclosure of cash flow information:
Income taxes paid	$61	$62
Interest paid	20	96

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

3. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

Net sales:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Product	$7,871	$8,965	$21,022	$26,646
Services	2,843	3,457	8,340	9,825

	$10,714	$12,422	$29,362	$36,471

Loss from operations:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Product	$(484)	(1,248)	$(3,478)	(2,893)
Services	(116)	(606)	(421)	(1,590)

Consolidated loss from operations	$(600)	$(1,854)	$(3,899)	$(4,483)

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands except for share and per share data)

Proforma Adjustments – Statement of Operations

Results of operations have been included in the Company’s condensed consolidated financial statements prospectively from the effective date of the acquisition. The following table provides selected, unaudited actual financial information for the three and nine month periods ended September 30, 2007 and three month period ended September 30, 2006 and proforma financial information for the nine month period ended September 30, 2006 as if the acquisition occurred on January 1, 2006. Proforma financial information amounts have been adjusted for expected amortization expense and other post-closing effects including the effect on the weighted average common shares outstanding.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(proforma)
Sales – Product	$7,871	$8,965	$21,022	$29,254
Sales – Services	2,843	3,457	8,340	9,825

Net sales:	$10,714	$12,422	$29,362	$39,079

Net loss	$(507)	$(1,750)	$(3,636)	$(3,981)

Net loss per share, basic and diluted	$(0.02)	$(0.06)	$(0.13)	$(0.14)

The proforma information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

5. Restricted Cash

The Company has a $3,500 demand line of credit agreement that required a deposit account as collateral reflected as restricted cash in the accompanying balance sheet as of December 31, 2006. During 2007, the terms of the bank’s security interest in the collateral account were amended. As such, the restricted cash is no longer restricted based on the available line of credit amount of $3,500. The amended security interest terms have been changed to a formula based calculation that is dependent upon the outstanding amount of the line. As of September 30, 2007, there is no outstanding balance on the line and the entire collateral account is free from restrictions from the bank. Therefore, the balance of the collateral account is reflected in cash and cash equivalents in the accompanying balance sheet as of September 30, 2007.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

6. Warrants

During 2006, the Company issued a warrant as part of the purchase price consideration for the Delta acquisition (see Note 4). The Warrant gives Delta the right to purchase additional shares of the Company’s common stock that, when aggregated with the 4,740,375 shares of Company common stock acquired by Delta in the Delta transaction, will represent 45% of the Company’s issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. Therefore, the amount of shares available to Delta under the terms of the Warrant may continue to increase as a result of stock issuances from stock option exercises, employee stock purchase plans and restricted stock awards. The fair value of the Warrant was estimated at $0.37 per share as of the public announcement date of October 13, 2005 using the Black-Scholes option-pricing model with the following assumption: stock price of $1.34; volatility of 60%; risk-free interest rate of 3.96%; and an expected life of 30 months. The number shares available under the Warrant at the time of acquisition was approximately 13 million and was valued at $4,761 net of issuance costs. At September 30, 2007, there are approximately 13.7 million shares available under the Warrant and are valued at $5,039 net of issuance costs.

7. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2007 and December 31, 2006 are summarized below:

	September 30, 2007	December 31, 2006
Raw materials	$8,810	$11,547
Work-in-process	824	547
Finished goods	997	1,409

Gross inventory	10,631	13,503
Obsolescence	(1,869)	(2,446)

Net inventory	$8,762	$11,057

8. Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30, 2007	December 31, 2006
Costs incurred on uncompleted contracts	$1,547	$3,869
Estimated earnings	212	562

	1,759	4,431
Less: Billings to date	1,069	4,115

	$690	$316

Included in the accompanying balance sheet under the following captions:

	September 30, 2007	December 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$750	$1,142
Billings in excess of costs and estimated earnings on uncompleted contracts	(60)	(826)

	$690	$316

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

9. Assets Held for Sale

As disclosed in Note 6 of the Company’s most recent Annual Report on Form 10-K, the Company had recognized certain impairment charges for equipment and inventory during fiscal 2006 related to the Company’s plans to outsource certain manufacturing operations. At December 31, 2006, the remaining carrying value of the asset group was $825 and is classified as “Assets held for sale” in the accompanying balance sheet. During the current year, the Company has been able to sell portions of the equipment and inventory as the outsourcing efforts progress. At September 30, 2007, the remaining carrying value of the asset group is $334 and there are no indications of further impairment.

10. Goodwill and Other Intangibles

Management performs an annual review of goodwill for potential impairment as of October 31 of each year. During 2006, it was determined that there were no impairments of goodwill associated with the service or product reporting units.

Goodwill is summarized as follows:

	Service	Product	Total
Balance, December 31, 2006	$1,658	$4,359	$6,017
Adjustment for additional shares issuable under warrant	—	27	27
Other write-offs of certain liabilities assumed	(107)	—	(107)

Balance, September 30, 2007	$1,551	$4,386	$5,937

Intangible assets are summarized as follows and relate to the product segment only:

Intangible Assets with Determinable Lives	September 30, 2007	December 31, 2006
Customer relationships	$2,000	$2,000
Supply agreement	3,700	3,700

Total gross intangible assets	5,700	5,700
Less: Accumulated amortization	1,610	805

Intangibles, net	$4,090	$4,895

Amortization expense for the three months ending September 30, 2007 was $268, and year to date was $805. Amortization expense for the three months ending September 30, 2006 was $268 and year to date was $537. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

11. Warranty

Accrued warranty costs are included in “Other accrued expenses” in the accompanying balance sheet. Accrued warranty costs are summarized as follows:

	September 30, 2007	December 31, 2006
Accrued warranty costs, beginning of year	$913	$1,352
Warranty provision	447	667
Warranty claims incurred	(439)	(1,106)

Accrued warranty costs, end of period	$921	$913

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

The Company has a $139 contingency reserve for potential sales tax liability from a prior acquisition, for potential service nexus in states in which the Company is not currently filing and other miscellaneous sales or use tax issues. The Company does not volunteer to pay more taxes than necessary but believes this is an appropriate approach to the risks associated with prior and current year taxes.

13. Loss Per Share

The number of shares outstanding for calculation of loss per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average shares outstanding—basic	27,232	27,147	27,205	25,484
Effect of potentially dilutive shares	—	—	—	—

Weighted-average shares outstanding—dilutive	27,232	27,147	27,205	25,484

Due to the Company’s net loss for the three and nine months ended September 30, 2007 and 2006, no common equivalent shares were included in the calculation of diluted loss per share for the periods represented because their effect would have been anti-dilutive.

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

Stock options are granted at the fair market value of the Company’s common stock at the date of grant, generally vest over three to four years, and generally have a term of 5 years. Restricted stock awards are granted at the fair market value of the Company’s common stock at the date of grant and typically vest in a one year period. Options and awards may include service and performance based criteria.

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Total stock-based compensation expense by type of award is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	$72	$88	$187	$256
Restricted stock awards	68	44	166	194
Employee stock purchase plan	4	5	12	13

Total stock-based compensation expense	144	137	365	463
Tax effect on stock-based compensation expense	—	—	—	—

Net effect on loss from operations	144	137	365	463

Effect on basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

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

Stock Options

During the quarter ending September 30, 2007, the Company granted 175,000 stock options which will vest subject to the attainment of performance goals based on pre-established financial objectives by the end of 2007. If these performance goals are not attained by year-end the options will forfeit.

The following table represents stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at December 31, 2006	2,587,500	$1.12
Granted	265,000	0.71
Exercised	—	—
Forfeited/ Cancelled	(538,250)	1.29

Outstanding options at September 30, 2007	2,294,250	1.04	2.59 years

Outstanding exercisable at September 30, 2007	1,567,000	$1.01	1.96 years

At September 30, 2007 the aggregate intrinsic value of stock options outstanding and exercisable was approximately $19 and $19, respectively.

Restricted Stock Awards

Fair-values of the restricted stock awards are based on the closing market price of the Company’s common stock on the grant date. At September 30, 2007, there was $3 of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized during fiscal 2007.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

The following table represents restricted stock awards activity for the year-to-date period ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	100,000	$1.74
Awarded	98,282.79
Vested	188,282	1.21

Nonvested at September 30, 2007	10,000	$1.25

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

The Company’s related party transactions with Delta, for the nine months ended September 30, 2007 included $193 in sales and $5,370 in purchases. At September 30, 2007, the Company had balances of $62 and $909 included in accounts receivable and accounts payable, respectively.

16. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the first nine months of 2007, sales to three companies comprised 64.9% of total sales. Sales to our top customer included $8,789 in product and $1,958 in service, our second highest customer included $1,380 in product and $2,875 in service, our third highest customer included $3,977 in product and $80 in service.

For the first nine months of 2006, sales to three companies comprised 51.8% of total sales. Sales to our top customer included $6,164 in product and $949 in service, our second highest customer included $3,921 in product and $2,127 in service, our third highest customer included $5,093 in product and $648 in service.

PECO II, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “the Company,” or “PECO II” refer to PECO II, Inc. unless the context indicates otherwise.

Overview

While we experienced a net loss of $0.5 million for the third quarter ended September 30, 2007, we had positive EBITDA of $0.1 million. The third quarter performance highlights a major milestone on our path to profitability. We delivered a positive EBITDA performance for the first time since we began reporting EBITDA results at the beginning of 2006. While our revenues only increased 2% sequentially, the positive impact of our strategic and operational restructuring continues to lower our breakeven point. We define EBITDA as net income/(loss) before interest expense, taxes, depreciation, amortization, and non-cash stock compensation expense. See “Use of Non-GAAP Financial Information” in this Management’s Discussion and Analysis for further discussion of EBITDA.

As previously disclosed, we have embarked on a strategic outsourcing strategy for certain non-core manufacturing operations that will improve our ability to compete in the marketplace. As of October 19, 2007, we had completed the transfer of 100% of this work to selected vendors. During the fourth quarter, we expect to sell all stranded equipment related to this initiative and will realign our factory operations. All charges related to this activity are expected to be booked in the fourth quarter.

We continue to see increased adoption of our 128 product family into our major Tier I wireless customers as reflected in customer approvals and new regional business won. We have increased our coverage in the Tier II market segment by adding additional manufacturer’s representatives. With this increased market presence, we have added 32 new customers so far this year and opened a new non-telecom market segment.

We continue to make progress with our introduction and approval of new products. In the third quarter, we continued to extend the capabilities of our broad base of products. We completed the development of a high capacity version of our Model 5069 Battery Distribution Fuse Bay product, enabling both wireline and wireless carriers to efficiently supply power to broadband switching and transmission products. We also introduced a new version of our 128HP Midsize 24V Power System, increasing the capacity of distribution positions by 75%.

While we have returned to a positive EBITDA during the third quarter, we must continue to drive our breakeven point down to ensure that we can sustain our profitability in the seasonally low volume quarters that our industry incurs.

Results of Operations

Our net sales decreased to $10.7 million and $29.4 million for the three and nine months ended September 30, 2007, respectively, a decrease of $1.7 million and $7.1 million, or 13.8% and 19.5%, respectively, compared to the corresponding prior year periods. Product net sales were $7.9 million for the third quarter of 2007, a decrease of $1.1 million, or 12.2%, compared to the third quarter of 2006. Our revenues continue to be impacted by the merger and acquisition activity in the telecom industry. One specific customer involved in this activity represents a $1.5 million dollar decrease for the quarter, as compared to the third quarter of 2006, and a $6.5 million dollar decrease for the year, compared to 2006 nine month figures. This represents a 14 percent decrease for the third quarter 2007 compared to 2006 and a 22 percent decrease for the nine months ending 2007 as compared to 2006. By increasing market presence with our new rep business we have been able to compensate for the 22 percent revenue decrease by adding new customer revenues.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Service net sales were $2.8 million for the third quarter of 2007, a decrease of $614 thousand, or 17.8% as compared to the third quarter of 2006. The service segment staffing revenues declined by $264 thousand, while the engineering & installation and other miscellaneous service revenues declined by $350 thousand. We believe the decrease in both divisions will continue for the remainder of the year as compared to the comparable periods in 2006 as a result of the consolidation of our customers.

As of September 30, 2007, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $5.5 million, a $623 thousand, or 10%, decrease from the comparable prior year period, and a 92% increase of $2.6 million from December 31, 2006. Product backlog of $3.8 million was a $2.0 million, or 111% increase from December 31, 2006, while Service backlog was $1.7 million, a $639 thousand, or 60%, increase from December 31, 2006.

Gross margin dollars were $1.8 million and $4.5 million, respectively, for the three and nine months ended September 30, 2007, as compared to $1.4 million and $5.5 million, respectively, for the three and nine months ended September 30, 2006. Gross margin as a percentage of net sales was 17% and 15% for the three and nine months ended September 30, 2007, compared to 11% and 15%, respectively, for the comparable prior year periods.

For the quarter ended September 30, 2007, product gross margin was $1.3 million, or 17% of net product sales, as compared to $1.3 million, or 14% of net product sales for the corresponding period in 2006, or a period over period product gross margin increase of 3%. Approximately 2% of the increase was attributed to new product introductions, margin improvements and the remainder was the result of our outsourcing efforts.

The service gross margin was $502 thousand for the third quarter of 2007, or 18% of net services sales, as compared to $99 thousand, or 3% of net services sales for the third quarter of 2006, or a service gross margin increase of 15%. There has been a continued quarter over quarter focus towards improving efficiency, quality, work utilizations and improved direct margins and we continue to see success. We anticipate the improved margins remaining at this level.

Research, development and engineering expense incurred was $485 thousand and $1.8 million, respectively, for the three and nine months ended September 30, 2007, down from $871 thousand and $2.6 million, respectively for the three and nine months ended September 30, 2006. As a percentage of net product sales, research, development and engineering expense was 6% for the quarter ended September 30, 2007. In 2006, significant costs were incurred to complete the development and external testing to comply with customer standards on new product introductions. The product developments introduced in the third quarter of 2007 have not required this testing, thus reducing the costs in 2007. In addition, we are seeing the benefits of the Company-wide cost reduction initiative in 2007.

Selling, general and administrative expense decreased to $2.0 million and $6.6 million for the three and nine months ended September 30, 2007, from $2.4 million and $7.4 million, respectively, for the comparable prior year period. Sales, marketing and administrative expenses also decreased as a result of cost cutting initiatives implemented in 2007. As a percentage of net sales, selling, general and administrative decreased to 18% for the quarter ended September 30, 2007, compared to 19% in the comparable prior year period.

The effective tax rate was a negative 1.2% for the nine months ended September 30, 2007 compared to positive 1.1% for the nine months ended September 30, 2006. The tax accrual was for various state franchises and net worth taxes where the Company has conducted business.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Liquidity and Capital Resources

As of September 30, 2007, available cash and cash equivalents approximated $8.4 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at September 30, 2007 was $16.9 million, which represented a working capital ratio of 3.5 to 1, compared to $18.8 million at December 31, 2006, which represented a working capital ratio of 2.9 to 1. Capital expenditures for the nine months ended September 30, 2007, totaled $11 thousand. We continue our efforts to conserve cash.

Cash flows provided by operating activities for the nine months ended September 30, 2007, was $1.4 million. This was primarily from reductions in accounts receivable and inventory offset by a net loss and decreases in accounts payable and other current liabilities. There was $624 thousand of cash provided by investing activities which was primarily from the sale of equipment sold as a result of outsourcing. Cash provided by financing activities was $1.2 million, which included the pay off of our credit line and the transfer of our restricted cash to cash available as National City has limited its requirements regarding restricted PECO II, Inc. cash to borrowed funds only. The credit line had a zero balance as of September 30, 2007 making $3.5 million of cash available on the credit line.

Cash flows used for operating activities for the nine months ended September 30, 2006 was $4.0 million. While this included a net loss and increases in inventories, it was offset by increases in accounts payable and accruals. There was $1.3 million of cash provided by investing activities which was primarily from the sale of the excess manufacturing facility less cash paid for the acquisition. Cash provided by financing activities was $525 million, which included use of our credit line and the issuance of common stock for options exercised.

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

Contractual Obligations

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. As of September 30, 2007, the balance on the line of credit was $0.

National City has agreed to no longer require collateral for the availability of a $3.5 million line of credit. Collateral will be required only on the borrowed balance of the credit line.

We do not currently plan to pay dividends.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Use of Non-GAAP Financial Information

We supplement our reporting of net income (loss) determined in accordance with GAAP (Generally Accepted Accounting Principles in the United States of America) by using “EBITDA” in this Quarterly Report on Form 10-Q. EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as an alternative to net income, operating income or any other financial measure so calculated and presented. We define EBITDA as net income/(loss) before interest expense, taxes, depreciation, amortization, and non-cash stock compensation expense. Other companies may define EBITDA differently. We present EBITDA because we believe it to be an important supplemental measure of our performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management also uses this information internally for forecasting and budgeting. You should not consider EBITDA in isolation, or as a substitute for analysis of our results as reported under GAAP.

Our EBITDA for the three months ended September 30, 2007 and 2006 is calculated as follows:

(In thousands)	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006

3rd Quarter EBITDA Breakdown
Net Loss per GAAP	$(507)	$(1,750)
Interest expense	$6	$39
Taxes	$17	$17
Depreciation/ amortization	$405	$524
Non-cash stock-based compensation	$144	$137

EBITDA	$65	$(1,033)

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

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Effective January 1, 2007, the Company adopted the additional disclosure provisions of Emerging Issues Task Force (EITF) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 permits the presentation of these taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). The Company classifies sales taxes on a net basis in the Consolidated Statements of Income. Adoption of this EITF did not have an effect on the Company’s Consolidated Financial Statements.

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

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate transactions for speculative purposes or otherwise. Our foreign currency exposures were immaterial as of September 30, 2007.

We have minimal exposure due to interest rate risk. A change in rates would be immaterial to our results from operations if rates were to increase 1% from September 30, 2007 rates. We currently do not hedge our exposure to floating interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting made during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 31, 2007, an annual review of goodwill will be performed. Should the review result in an impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows may be adversely affected as a result of the facts and circumstances that created the impairment charge.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our Amended 2000 Performance Plan (the “Plan”), participants in the Plan may surrender shares to us as payment of applicable tax withholding on the vesting of restricted stock. Shares so surrendered by the Plan participants are repurchased by us pursuant to the terms of the Plan and the award agreements and not pursuant to publicly announced share repurchase programs. The following table provides information with respect to our common shares, without par value, that were surrendered to us by Plan participants during the three months ended September 30, 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	7,500	$0.88	—	—
August 1, 2007 to August 31, 2007	—	—	—	—
September 1, 2007 to September 30, 2007	23,114	$0.70	—	—

ITEM 6.	Exhibits

10.1	Description of Amendment of Payment Terms under the Employment Agreement dated July 28, 2005, between PECO II, Inc. and John G. Heindel (Incorporated by reference to the disclosure in Item 5.02 of the Company’s Current Report on Form 8-K, dated October 1, 2007, and filed on October 2, 2007.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	PECO II, Inc.

/s/ JOHN G. HEINDEL	/s/ SANDRA A. FRANKHOUSE
John G. Heindel	Sandra A. Frankhouse
Chairman, President and Chief Executive Officer	Chief Financial Officer, Treasurer and Secretary