Form 10-K
period 2007-12-31
PECO II INC
filed 2008-03-28
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Don’t check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common shares, without par value, held by non-affiliates of the registrant was approximately $13.8 million on June 30, 2007.

On March 15, 2008, the registrant had outstanding 27,487,297 of its common shares, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

ITEM 1—BUSINESS

All references to “we,” “us,” “our,” “PECO II,” or the “Company” in this Annual Report on Form 10-K mean PECO II, Inc.

PECO II, Inc. was incorporated in Ohio in 1988. Our headquarters is located at 1376 State Route 598 in Galion, Ohio 44833 and our telephone number is (419) 468-7600. Our corporate web site address is www.peco2.com.

In 1988, we acquired the assets of ITT’s communications power product business. In August 2000, we completed an initial public offering of 5,750,000 of our common shares, resulting in net proceeds to us of $78.3 million. We made two strategic acquisitions in 2001 to expand our engineering and installation, or E&I, service capabilities. In June 2001, we acquired Thornton Communications and in August 2001, we acquired JNB Communications. On March 28, 2006, the Company acquired the assets related to the Telecom Power Division of Delta Products Corporation, which consisted of exclusive rights to business supply agreements with certain wireline and wireless communications providers and related inventory and assumed the liabilities associated therewith. In exchange, we issued 4,740,375 of our common shares without par value (the “Primary Shares”) and a warrant to purchase up to approximately 13 million of our common shares, or such other number of shares that, when aggregated with the Primary Shares, represents 45% of our issued and outstanding shares of common stock.

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

Market Overview

We participate in the global telecommunication marketplace (wireline & wireless) with the majority of our current revenue being generated in North America. Our customers’ network power needs are influenced by numerous factors, including size of the organization, number and types of technology systems deployed in the network and geographic coverage. The North American market consists of multiple segments that include Regional Bell Operating Companies (RBOCs), Independent Telephone Companies, Inter-exchange Carriers/Competitive Access Providers, Wireless, Cable TV, Private Network/Enterprise, and Government.

Wireline companies, including the RBOCs and IOCs, continue to upgrade their respective networks to meet the increasing demands of their local service area. Traditionally, they have provided basic dial tone within a major metropolitan area. Over the past several years they have expanded their service portfolios to include broadband access and in many areas offering a triple play service offering. Most are currently implementing, or have an initiative to offer, next generation high-speed data/video offerings such as FTTN (fiber to the node) and FTTP (fiber to the premises) in order to compete against the cable companies and hybrid service offerings from local wireless providers.

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

Wireless providers continue to build and expand. As a result of mergers and acquisitions within the wireless segment, there are five large North American organizations competing for the largest growth sector among individual subscribers. In 2004, wireless subscribers passed the number of wireline subscribers. Wireless providers will likely continue to invest in infrastructure to move closer to their subscriber base, fill coverage gaps, and add traffic capacity, as well as upgrade facilities to provide the latest subscribers services via high speed wireless technologies such as EVDO (Evolution Version Data Only), HSPA (High Speed Packet Access), and UMTS (Universal Mobile Telecommunications System).

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

The Private Network/Enterprise market traditionally had been focused on providing in-building dial tone services to commercial organizations but have now expanded offerings based on evolving IT technology and business requirements. Steady growth in the Enterprise market is anticipated to continue to occur over the next five years as enhancements due to the new product enhancements made available over the last several years. Some of these enhancements include in-building wireless, video conferencing, and web page commerce, as well as the support infrastructure to maintain these services during critical power failures.

The Government market is undergoing continued changes, especially as a result of the terrorist attacks of 2001. Communication infrastructure redesign is currently underway on a federal, state, and local basis. The current Homeland Security communication infrastructure build is expected to continue for the next several years.

There has been significant and material consolidation within the Service Provider market segment which is predicted to continue into 2010. This consolidation has reduced the actual number of Service Provider customers while significantly increasing their purchase power. Four of our largest customers several years ago are now one customer. This provides both new opportunities and risks in budget distractions driven by focused synergy efforts to provide significant cost savings across the new organization.

Our Business Strategy

Our strategy is to capitalize on the growing need to afford service providers a reliable source of power to run their networks in order to serve their customers today. These needs are found in wireline and wireless networks both at the service provider and enterprise level today. We provide our customers with solutions and related services that power their voice, data, and broadband offerings. Our long term strategy is to:

•	profitably grow revenues by continuing to flawlessly serve our customers;

•	improve our ability to touch more customers by deploying an indirect sales channel capability;

•	continually improve the talent level of our employees through coaching, training, and adding experienced industry talent to upgrade our overall capability;

•	continue to organically expand our customer base while we evaluate selective acquisitions to augment our current capabilities;

•	leverage alliances to operationally improve our customer responsiveness and grow our product and solution capability, enabling us to expand on technical competencies while lowering our cost structure;

•	leverage power system services competency to grow a national service capability;

•	penetrate further into customer markets where we currently have a strong services embedded base;

•	evaluate key markets for expansion based on leveraging our DC power competency;

•	negotiate service partnerships with regional Tier I service organizations in markets where we do not plan to have a presence to provide our customers with a turnkey solution offering;

•	outsource manufacturing of components to improve quality, cycle time, and costs;

•	further develop system integration and assembly capability to ensure we maintain the most responsive resource in the industry; and

•

refine our product development processes to focus on systems integration skills and practices that reduce design cycle times, positioning us to capture market share in the fast-paced telecommunications market.

Business Segments

Our operations are organized within two segments: products and services.

Products

Notwithstanding the reduced business volume, we continued to transform our product offering in 2007. New products, comprising those sold within the first 18 months of product introduction, accounted for 37% of our total product revenues. The high contribution of new product revenues demonstrated improved productivity in product development, despite a 30% decrease in R&D spending for 2007.

We released several new products in 2007. We deployed our 128HP Midsize +24V Power System into several regions of a large wireless customer. The key to the product acceptance was improved product density and the incorporation of PECO II’s popular Phoenix™ System Controller. We also launched the 128HP/80, an extension of the standard 128HP model. The distribution capacity of the 128HP/80 increased from 48 to 80 positions, broadening the range of applications that can be served with the product.

Another product extension was the BD Series of bulk output solutions. The 128BD and 129BD versions of the Model 128 and Model 129 power systems provide low profile, high density bulk distribution solutions that reduce the cost of upgrading sites. Carriers use the BD products to replace outmoded rectifiers or in applications where space is constrained.

A key development in 2007 was the 827E/24 Inverter System, a new +24V version of the market leading 827E Inverter System. The 827E/24 enables the wireless carrier to supply AC power to the Network Interface Unit (NIU) serving the cell site, ensuring connectivity to the site even during an AC outage that affects the grid serving the site and the NIU. The 827E/24 was standardized and deployed by a leading national wireless carrier.

We developed the industry’s first 1000 Amp modular distribution Battery Distribution Fuse Bay (BDFB). The Model 5069HC BDFB improves output power capacity by 67% over conventional BDFB’s, satisfying carriers’ needs to efficiently supply power to the newer generation of high consumption broadband switching and transmission products.

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

Services

In 2007, we continued our efforts to address the needs of our Tier I customer base. We strengthened our Central Office/Mobile Switching Center reputation and skill set by expanding out to new customers and markets. We expanded our cell site service capabilities, resulting in the award of a couple Power turn key cell site deployment services contracts from Tier I wireless carriers. We continue to emphasize skill set expansion to deepen our solution set within our embedded customer base, while assisting with the establishment of new services offerings that will enable us to expand beyond our current power centric wireline/wireless reputation. Our portfolio of services solutions include:

•	Capital Deployment Engineering & Installation Services

•	DC Power (PECO II or other OEM products)

•	Large and small power plants

•	Battery install/testing/removals

•	Converter and/or Inverter plants

•	Transmission

•	Project Management

•	Multi-site Network Build Plans

•	Multi-site Maintenance and Emergency Support Services

•	After Market Services

•	Cell Site/Remote Terminal Services

•	Power, Grounding, Site Expansion Audits

•	Preventative Maintenance Programs

•	Central Office/Main Switching Office Services

•	Power & Grounding Audits

•	Preventative Maintenance Program

•	Depot & Field Repair Services of DC Power Equipment

•	Advance Exchange

•	Product Upgrade and Refurbishment

•	Staffing Services within Wireline & Wireless Telecommunication Sector

•	Engineering Personnel

•	Installation Personnel

•	Technical & Field Personnel

We will strive to continue to develop and enhance these services to maintain our strong quality and professional services reputation within the telecommunication industry.

Marketing and Sales

In 2007, our focus was on making profitable sales; we increased business with existing customers, added channel partners to reach additional customers and looked to Original Equipment Manufacturer (OEM) partners in order to provide full turnkey solutions to the market place. Our sales force is located throughout the United States and calls directly on our National Carrier customers, as well as providing local sales support to our manufacture representatives and Value Added Resellers (VARs). Our go to market model includes a National Account focus driving new product introductions, product standardizations and approvals as well as positioning PECO II and developing relationships throughout the customer’s corporate group that provide PECO II visibility and opportunity to expand our relationships. Our regional sales efforts focus growing business geographically and increasing PECO II presence in those regions.

VARs and manufactures representatives are utilized as both a channel to Tier II and III customers, as well as to augment our overall account and market strategy. Ninety percent of all international sales efforts are originated and executed by local VARs within the target country.

Distributors are utilized to support the local needs of our customer base as required. This channel supports local carriers and installation groups who have established purchasing practices with the local branch. To grow sales we strive to take market share from our competitors, develop and expand sales channels, seek partnerships with other premier suppliers to offer more complete solutions for our customer needs and expand our product portfolio within existing customers.

Marketing and Product Line Management are located at our headquarters in Ohio and are responsible for all pricing, promotion, and the coordination of all next generation product and service offerings. We identify product needs from the marketplace through feedback from our customers, our sales personnel, in house engineering staff, and service managers, as well as our strategic partners. We actively participate in industry trade shows as required to communicate to our target market.

Customers

We continue our long history of being a primary DC power solution supplier of product and services to the North American telecommunication marketplace. Our diverse portfolio of customer solutions and long standing reputation allow us to participate in capital deployment projects within all the North American telecommunication market segments such as RBOCs, Independent Telephone Operators, Inter-exchange Carriers, Competitive Access Providers, Original Equipment Manufacturers, Wireless, Cable TV, and Government.

In 2007, the Tier I wireless carriers provided us with over 60% of our revenue. The major portion of this revenue came from manufactured products (power systems and outside plant cabinets), however, we continue to see an increasing demand and corollary growth with our services portfolio (engineering, installation, maintenance contracts, site audits, and training). We provide aforementioned services to companies such as: Sprint Nextel, Verizon Wireless, and AT&T.

The RBOCs made up 20% of our 2007 revenue. Customers that we serve in this segment include: AT&T, Verizon, and Qwest.

The Independent Telephone Company market made up 10% of our 2007 revenue, and included a healthy mix of services along with our traditional manufactured products.

The remaining revenue comes from a large number of other customers that can be classified as Competitive Access Providers, Inter-exchange Carriers, Government, Original Equipment Manufacturers, Cable TV, as well as international partners/service providers. Some of the customers included in this segment of our customer base include: include Embarq, MCI, Level 3, Time Warner Telephone, and BT.

Backlog

As of December 31, 2007, the unshipped customer order backlog totaled $4.4 million, compared to $2.8 million as of December 31, 2006. We expect to ship the entire December 31, 2007 backlog in 2008.

Operations and Quality Control

The goal of our Operations is to achieve world class status through total customer satisfaction. We strive to achieve complete customer satisfaction by providing customers with zero defects in our installed equipment from product design to test and turn up, all at the best possible value. Our manufacturing operations are focused on factory flow, productivity improvement, cost reduction and evaluation of operations processes to ensure our long-term success. Likewise, through the development and deployment of quality process tools throughout PECO II, we aim to dramatically improve processes and associate involvement in our quest to excellence. By accomplishing the above, we aim to position PECO II to ensure customer satisfaction, which will enhance our ability to grow our business.

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

In the fourth quarter of 2007, we completed the implementation of our strategic initiative to outsource our non core manufacturing operations to improve our cost structure. The outsourced operations include cable assembly, printed wiring boards, metal fabrication, and painting. We anticipate cost savings as well as the ability to capitalize on the expertise of the suppliers providing these components in each of the respective manufacturing disciplines. This strategy will simplify the operations model of PECO II and will focus our efforts toward supplying total systems solutions that meet our customers’ quality and delivery requirements.

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

Suppliers and Raw Materials

Our suppliers of metal parts, cable assemblies, electrical components; modules, and other sub-assemblies, are vital to our success. We continue to build on our current relationships and to cultivate new suppliers to ensure that we achieve advantageous product costs and improved delivery times that will make us more cost competitive in the marketplace. Cost improvements are achieved through advanced planning with the key suppliers to ensure materials are purchased at optimum quantities and by improving the overall supply chain cycle time from raw materials to finished assemblies and/or sub-assemblies. This will provide opportunities to better respond to customer needs, to provide quality products, and meet the ever-increasing demands for short delivery intervals.

As an example, over approximately the last four years the business relationship between PECO II and Delta was administered through a supply agreement. This supply agreement encouraged our R&D design group to work toward standardized product lines with an emphasis on modularity. Since the completion of the Delta, U.S. and Canadian Telecom Power division asset acquisition, we have continued to strive for standardized components to streamline manufacturing processes and, in addition, effect a lower cost of goods sold. Another benefit of the new supply agreement will be increased input on future designs that support market needs for cutting edge technology.

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

There are three full service vendors in North America: we are one of the three and Emerson and Lineage are the other two. Telecom carriers who utilize these full service vendors are looking for organizations that have a complete product portfolio, installation and services capabilities, as well as efficient and competitive cost structures. The full service vendors maintain the majority of the market share of the traditional telephone carrier organizations such RBOCs, Inter-exchange Carriers, as well as the large incumbent telephone organizations. In addition to the traditional carriers, these full service organizations also dominate the large Tier I wireless providers. Recognition and acceptance as a full service DC power vendor generally requires a long history of top customer relationships, as well as a large embedded base.

In addition to the full service vendors, the North American marketplace is also made up of OEM DC power organizations as well as local and regional niche players. The OEM DC power organizations generally have strong relationships with the top radio manufacturers and integration organizations that allow them to participate in the wireless marketplace via indirect channels. These organizations generally compete on price alone or have a unique offering for a particular application.

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

Employees

We presently have approximately 180 full-time employees. None of our employees are represented by a labor union. We have not experienced employment related work stoppages.

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

After significant deterioration earlier this decade, the global communications market stabilized in 2004 and experienced modest growth through 2007, as reflected in increased capital expenditures by service providers and growing demand for telecommunications services. Although we believe the overall market will continue to grow, the rate of growth could vary and is subject to substantial fluctuations. The specific market segments in which we participate may not experience the growth of other segments. In 2007, as a result of customer merger and acquisition activity the Company’s specific market segment did not experience growth. If this were to continue to occur, our business, operating results, and financial condition may be adversely affected. If capital investment by service providers grows at a slower pace than we anticipate, our business, operating results, and financial condition may be adversely affected. The level of demand by service providers can change quickly and can vary over short periods of time, including from month to month.

A small number of customers account for a high percentage of our net sales; there are only a small number of potential major customers in our primary market; and the loss of a key customer could have a negative impact on our operating results and cause our stock price to decline.

In any one quarter, it is typical for us to have three key customers that each account for over 10% of our revenues. In 2007, sales to our ten largest customers accounted for approximately 79% of net sales. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. In addition, almost all of our sales are made on the basis of purchase orders, and most of our customers are not obligated to purchase products or services from us. As a result of this customer concentration, our revenues and operating results may be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that accounted for significant sales in past periods, individually, or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. Further, such customers are concentrated in the communications industry and our future success depends on the capital spending patterns and the continued demand of such customers for our products and services. Additionally, any merger or acquisitions among our customers could impact future orders from such customers.

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

Our quarterly operating results have significantly varied in the past and will continue to do so in the future depending on factors such as the timing of significant orders and shipments; capital spending patterns of our customers; changes in the regulatory environment; changes in our pricing or the pricing of our competitors; increased competition; mergers and acquisitions among customers; personnel changes; demand for our products; the number, timing, and significance of new product and product enhancement announcements by us and our competitors; our ability to develop, introduce, and market new and enhanced versions of our products on a timely basis; and the mix of direct and indirect sales and general economic factors. A significant portion of our revenues have been, and will continue to be, derived from substantial orders placed by large organizations, such as the Tier I wireless providers, and the timing of such orders and their fulfillment has and will cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly sales and operating results have been and will continue to be difficult to forecast. Based upon all of the foregoing, we believe that quarterly sales and operating results are likely to vary significantly in the future and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter, our sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock could be materially adversely affected.

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

Our success in efforts to grow our business depends on the contributions and abilities of key personnel, executives, operating officers, and others. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may not be able to manage our business effectively, including the development of both existing and new products and services. Success in meeting our revenue and margin objectives also depends in large part on our ability to attract, motivate, and retain highly qualified personnel in sales and information management positions. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining such personnel. Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, could harm our business.

There is a limited market for trading in our common shares and our stock price has been volatile.

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

Our common shares are not in compliance with NASDAQ’s listing standards and may be delisted despite our efforts to regain compliance.

Since February 13, 2007, we have not been in compliance with The NASDAQ Stock Market’s Marketplace Rule 4310(c)(4), which requires the Company to maintain a $1.00 per share minimum closing bid price. We had been granted until February 8, 2008 to regain compliance, but were unable to do so. On February 8, 2008, NASDAQ notified us that unless we requested an appeal of this determination, trading of our common shares would be suspended at the opening of businesses on February 20, 2008, and our securities would be removed from listing on NASDAQ. On February 13, 2008, we notified NASDAQ that we were appealing the NASDAQ determination of noncompliance with Marketplace Rule 4310(c)(4) to a NASDAQ Listing Qualifications Panel. We presented the Panel with our plan to regain compliance by seeking shareholder approval of a reverse split of our common shares at a ratio of 1-for-10 at the Company’s 2008 annual meeting of shareholders to be held on May 6, 2008. The hearing on the appeal by Panel was on March 20, 2008, but a decision has not been rendered by the date of this Annual Report on Form 10-K. We cannot assure you that the Panel will stay the delisting of our common shares for a period of time that would enable us to complete a reverse stock split and regain compliance with all NASDAQ listing standards. We also cannot assure you that the reverse stock split, if implemented, will have the desired effect of raising our stock price to meet the minimum closing bid price requirement of $1.00 per share. The market price of our common shares may vary based on other factors which are unrelated to the number of shares outstanding, including our future performance. We also cannot assure you that our common shares will not be delisted due to a failure to meet other continued listing requirements even if after the reverse split the market price per share of our common shares remains in excess of $1.00.

Ownership of our common shares is concentrated among a few shareholders, who may be able to exert substantial influence over our Company.

Our present officers and directors own outright approximately 18.9% of our common shares as of March 1, 2008. In particular, Messrs. Matthew P. Smith and James L. Green, and their respective affiliates, own outright approximately 17.4% of our common shares as of March 1, 2008. In addition, Delta International Holding Ltd. owns outright 4,740,375 shares or approximately 17.3% of our common shares and has a warrant to purchase such number of shares that, when aggregated with the 4,740,375 shares, will represent 45% of our issued and outstanding shares of capital stock measured as of five business days before the exercise of the warrant. As a result, these shareholders have the potential to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such ownership may have the effect of delaying or preventing a change in control of our Company.

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

If we experience a decline in revenues, our goodwill may be impaired and we may be required to recognize an impairment charge to earnings by the fourth quarter ending December 31, 2008.

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

As of December 31, 2007, the annual review of goodwill was performed with the assistance of an independent third party, and it was determined that due to the decline in PECO II’s stock price in 2007, combined with the continued weakness in carrier spending for the wireless segment, the Product Goodwill recognized as part of the Delta acquisition was fully impaired.

As of October 31, 2008, an annual review of the remaining goodwill for the service segment will be performed with the assistance of an independent third party, unless indications exist that require the test to be performed earlier. Should the review result in an impairment charge, we would recognize decreased profitability to the extent of such adjustment.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Our common shares began trade on the NASDAQ Capital Market under the symbol “PIII.” The following table sets forth the high and low sales prices of our common shares on the NASDAQ Capital Market for the periods set forth below:

2007	High	Low
First Quarter	$1.07	$0.71
Second Quarter	$0.86	$0.25
Third Quarter	$0.92	$0.60
Fourth Quarter	$0.90	$0.61

2006
First Quarter	$2.55	$1.69
Second Quarter	$2.14	$1.05
Third Quarter	$1.82	$1.19
Fourth Quarter	$1.42	$0.92

As of March 1, 2008, there were 557 holders of record of our common shares.

We have not paid any dividends since our initial public offering in August 2000. We do not currently plan to pay dividends. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

Performance Graph

The line graph below compares the cumulative total shareholders’ return on our common shares between December 31, 2002 and December 31, 2007 with the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index during such period. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2002, and that all dividends, if any, were reinvested. At this time, we do not believe we can reasonably identify an industry peer group, and therefore we instead selected the Russell 2000 Index, which includes companies with similar market capitalization to that of our own market capitalization, as a comparative index for purposes of complying with certain requirements of the Securities and Exchange Commission.

	12/02	12/03	12/04	12/05	12/06	12/07
Peco II, Inc.	100.00	179.69	182.81	279.69	153.13	125.00
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	20.548
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26

Recent Sales of Unregistered Securities

During the fourth quarter of 2007, no unregistered securities were sold.

ITEM 6—SELECTED FINANCIAL DATA

The selected data in this section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements. We derived the statement of operations data for the five years ended December 31, 2007 and balance sheet data as of December 31, 2007, 2006, 2005, 2004, and 2003, from the audited financial statements.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Net sales	$37,457	$47,701	$42,447	$31,564	$38,607
Cost of goods sold	32,068	42,214	36,575	27,461	42,039
Product segment asset impairments	(453)	812	—	—	3,300
Inventory impairment	—	—	—	—	8,633

Gross margin	5,842	4,675	5,872	4,103	(15,365)

Operating expenses:
Research, development and engineering	2,296	3,282	3,446	2,956	3,786
Selling, general and administrative	8,506	9,906	7,659	7,958	10,350
Impairment of service segment goodwill	—	—	—	5,987	5,700
Impairment of product segment goodwill	4,426	—	—	—	—
Real estate impairment	220	—	1,746	—	1,203

	15,448	13,188	12,851	16,901	21,039

Loss from operations	(9,606)	(8,513)	(6,979)	(12,798)	(36,404)
Loss from joint venture	—	—	(10)	(84)	—

Loss from operations after joint venture	(9,606)	(8,513)	(6,989)	(12,882)	(36,404)
Interest income, net	416	439	178	149	91

Loss before income taxes	(9,190)	(8,074)	(6,811)	(12,733)	(36,313)
Income tax (expense) benefit	(43)	34	(12)	(463)	(54)

Net loss	$(9,233)	$(8,040)	$(6,823)	$(12,270)	$(36,367)

Net Loss per common share:
Basic and diluted	$(0.34)	$(0.31)	$(0.32)	$(0.57)	$(1.72)
Weighted average number of common shares:
Basic and diluted	27,235	25,934	21,627	21,488	21,220

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Working capital	$16,451	$18,794	$23,604	$23,800	$28,148
Total assets	33,870	45,041	40,383	53,981	65,524
Total long-term liabilities	0	0	354	448	535
Total shareholders’ equity	26,272	35,003	30,854	37,430	49,537

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

Market conditions remain uncertain and difficult. In the recent past, several of our customers have engaged in mergers, acquisitions and divestitures, such as SBC acquiring AT&T, AT&T acquiring Bell South and Cingular, Alltel acquiring Western Wireless, and Sprint acquiring NEXTEL. Also, both Sprint Nextel and Alltel spun off their local wireline businesses to focus on their core wireless businesses. Currently, major wireline companies are focusing their capital expenditure spending on FTTC (fiber to the curb) and FTTN (fiber to the node) for both broadband and video services distribution, while wireless companies are focusing their capital expenditure spending on migration of acquired systems to the standards of the acquiring carrier, integrating networks, improving area coverage, deploying 3G data services and have begun to announce plans to deploy WIMAX networks.

While the telecommunications market is extremely volatile, capital expenditure spending has expanded by the mid single digits in 2007 and analysts have projected further growth in 2008 and 2009. We believe this growth forecast provides us with an opportunity to capitalize on our customers’ capital expenditure plans.

In 2007, we targeted the capital expenditure growth in the wireless market. We successfully ramped the 128 product, which was created to serve the wireless base station market, including both cabinet and hut applications, to volume production. The 128 was well received by the market, and is standardized at 3 wireless operators. This success was offset by the decline in purchases of wireless equipment from one of our major customers starting in late 2006.

The acquisition of Delta Products’ U.S. and Canadian Telecom Power business added more cell site power solutions to our portfolio. The HDS3000 product provides customers with either +24V or -48V operation using a horizontal distribution architecture. Customer preferences for distribution architecture vary by region, so the HDS3000 offers a true complement to the vertical style used by PECO II plants. Between the two, we are positioned to offer the right solution regardless of customer preference.

Our R&D investment extended beyond traditional cell site applications. We modified our 827E inverter system to address a specific application at a major wireline carrier. We also assimilated the HDS7200 Large Office Power System from the Delta acquisition. This true 3-phase power solution positions us to provide solutions for wireline Central Offices and wireless Mobile Switching Centers.

Our Services group focused on hardening our solution portfolio to meet the power needs of out Tier I customer base. The revenue decline in 2007 was driven by reduced spending at one of our major customers due to M&A related activity.

Our Services division continues to provide multi-vendor engineering and installation services for all major power product brands. This capability is both respected and valued in the marketplace. Our strong power E&I services reputation has provided many opportunities for introducing new power products as well as a real user feedback channel on deployed products. This feedback continues to aid us with designing and improving products to meet the industry evolving needs.

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

During the fourth quarter of each year, the Company performs the annual impairment test for goodwill which did not result in any impairment for 2006 and 2005. During 2007, the Company recognized an impairment charge of $4.4 million related to the product segment goodwill. The impairment charge was due to the product goodwill recognized as part of the Delta acquisition being fully impaired, the decline in the PECO II stock price in 2007, and the continued weakness in carrier spending for the wireless segment.

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

We continually review the inventory for obsolescence or excessive quantities and accrue accordingly. At a minimum, all part numbers are reviewed quarterly. We identify potential obsolete or excess inventory by identifying parts with no usage for a year and excess parts greater than the last twelve month usage or two times future six month requirements, whichever is greater. Management reviews the inventory identified as potentially obsolete or excess to determine the appropriate allowance.

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

The Company recognizes share-based compensation expense during the requisite service period for each award. Generally, stock options with a vest schedule of three years are expensed based upon a graded vesting schedule of 40% during the first year, 30% during the second year and 30% during the third year.

Results of Operations

The following table shows, for the periods indicated, selected items and the percentage of net sales from our consolidated statement of operations.

	Years Ended December 31,
	2007		2006		2005
Net sales:
Product	$26,683	71.2%	$34,094	71.5%	$31,059	73.2%
Services	10,774	28.8%	13,607	28.5%	11,388	26.8%

	37,457	100.0%	47,701	100.0%	42,447	100.0%
Cost of goods sold:
Product	23,512	62.8%	29,660	62.2%	26,487	62.4%
Services	8,556	22.8%	12,554	26.3%	10,088	23.8%
Product segment asset impairments	(453)	(1.2)%	812	1.7%	—	—

	31,615	84.4%	43,026	90.2%	36,575	86.2%
Gross margin:
Product	3,624	9.7%	3,622	7.6%	4,572	10.8%
Services	2,218	5.9%	1,053	2.2%	1,300	3.1%

	5,842	15.6%	4,675	9.8%	5,872	13.8%
Operating expenses:
Research, development and engineering	2,296	6.1%	3,282	6.9%	3,446	8.1%
Selling, general and administrative	8,506	22.7%	9,906	20.8%	7,659	18.0%
Impairment of product segment goodwill	4,426	11.8%	—	—	—	—
Real estate impairment	220	0.6%	—	—	1,746	4.1%

	15,448	41.2%	13,188	27.6%	12,851	30.3%

Loss from operations	(9,606)	(25.6)%	(8,513)	(17.8)%	(6,979)	(16.4)%
Loss from joint venture	—	—	—	—	(10)	—

Loss from operations after joint venture	(9,606)	(25.6)%	(8,513)	(17.8)%	(6,989)	(16.5)%
Interest income, net	416	1.1%	439	0.9%	178	0.4%

Loss before income taxes	(9,190)	(24.5)%	(8,074)	(16.9)%	(6,811)	(16.1)%
Income tax (expense) benefit	(43)	(0.1)%	34	0.1%	(12)	—

Net loss	$(9,233)	(24.6)%	$(8,040)	(16.9)%	$(6,823)	(16.1)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales.    Net sales decreased $10.2 million, or 21.5%, to $37.5 million for the year ended December 31, 2007 from $47.7 million for the year ended December 31, 2006. This reduction was driven primarily by reduced spending at a major wireless customer for products and a major wireline customer for services.

Net sales in our product segment decreased by $7.4 million, with the result being $26.7 million for the year ended December 31, 2007 as compared to $34.1 million for year ended December 31, 2006. As of December 31, 2007, our product backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had increased to $3.8 million from $1.8 million at December 31, 2006.

Net sales in our service segment decreased by $2.8 million, resulting in $10.8 million for year ended December 31, 2007 as compared with $13.6 million for year ended December 31, 2006. As of December 31, 2007, our service backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $0.6 million down $0.4 million from year ended December 31, 2006 of $1.0 million.

Gross Margin.    Gross margin dollars increased to $5.8 million in 2007 as compared to a $4.7 million in 2006. Gross margin as a percentage of net sales increased to 15.6% in 2007 as compared to 9.8% in 2006. This improvement was realized in both product and services segments as we begin to see the benefits of the operational improvements instituted in 2007. A portion of the improved gross margin includes the $0.5 million of impairment recovery from the sale of previously impaired equipment. As such, operationally the Company improved its gross margin cost structure by $0.6 million as a result of the company-wide cost reduction initiatives implemented earlier in the year.

The product gross margin stayed flat at $3.6 million in 2007 as compared to 2006. The product gross margin included additional excess and obsolescence reserves of $45 thousand, an additional $219 thousand in warranty costs, and also $453 thousand gain from impairment recovery from the sale of previously impaired equipment. Gross margin as a percentage of product sales increased to 13.6% in 2007 which includes the impacts of the impairment recovery as noted above, compared to 10.6% in 2006.

The service segment gross margin increased to $2.2 million in 2007 as compared with the $1.1 million in 2006. Service gross margin as a percentage of service sales was 20.6% in 2007 as compared to 7.7% in 2006. This increase reflects the improved productivity of the services business resulting from business process improvements implemented in early 2007.

Research, Development and Engineering.    Research, development and engineering expense decreased to $2.3 million in 2007 from $3.3 million in 2006, representing a decrease of $1.0 million. As a percentage of net product sales, research, development and engineering expense decreased to 8.6% in 2007 from 9.6% in 2006. The decrease represents the completion of NEBS testing, which is required by many of our customers, and the completion of several new products that occurred in Q4 2006.

Selling, General and Administrative.    Selling, general and administrative expense decreased to $8.5 million in 2007 from $9.9 million in 2006, representing a decrease of $1.4 million. As a percentage of net sales, selling, general and administrative expense increased to 22.7% in 2007 from 20.8% in 2006. Although as a percent of sales, selling, general and administrative increased from the prior year due to decline in revenue, the costs decrease is primarily attributed to the results of the Company’s cost reduction programs implemented in 2007.

Interest Income.    Interest income, net, was $416 thousand in 2007 compared to $439 thousand in 2006. Of this amount, interest expense was $22 thousand in 2007 compared to $137 thousand in 2006. The decrease in interest income, net, in the current year was due primarily to less income from investments offset by decreased interest expense due to the reduced use of the Company’s line of credit.

Income Taxes.    As a result of our significant continued operating losses in recent years, we have not been subject to significant income taxes and have a 100% valuation allowance for our net deferred tax assets. As such, our effective income tax rate was a negative 0.5% in 2007 compared to an effective rate of 0.4% in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales.    Net sales increased $5.3 million, or 12.4%, to $47.4 million for the year ended December 31, 2006 from $42.4 million for the year ended December 31, 2005. In the first two quarters of 2006, the Company experienced growth in line with the rest of the industry, while the remainder of the year we experienced a significant downturn in customer orders. We believe this downturn was the result of mergers and consolidations that continue in the telecom industry.

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

Net sales in our service segment increased by $2.2 million, resulting in $13.6 million for year ended December 31, 2006 as compared with $11.4 million for year ended December 31, 2005. The service revenue increase was primarily due to the addition of a new region awarded by a major wireless customer. As of December 31, 2006, our service backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $1.0 million remaining flat with the prior year.

Gross Margin.    Gross margin dollars decreased $1.2 million to $4.7 million in 2006 as compared to a $5.9 million in 2005. Gross margin as a percentage of net sales decreased to 9.8% in 2006 compared to 13.8% in 2005.

The product gross margin decreased to $3.6 million in 2006 as compared to 2005 which had $4.6 million. The decrease in product gross margin included new and ongoing events, which included supply agreement amortization costs resulting from the Delta transaction of $555 thousand, and several one time events, which included Delta transition/acquisition costs of $724 thousand, outsourcing inventory and fixed asset impairments of $812 thousand, additional excess and obsolescence reserves of $295 thousand, specific product lower of cost or market write down of $475 thousand, and an additional $132 thousand of additional warranty costs. In addition, we recognized $371 thousand of unabsorbed factory/productions costs as a result of the decrease in orders. Gross margin as a percentage of product sales decreased to 10.6% in 2006 which includes the adjustments above, compared to a 14.7% in 2005. If the one time events were eliminated our gross margin would have seen an improvement over 2005.

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

Income Taxes.    As a result of our significant continued operating losses in recent years, we determined a valuation allowance for our net deferred tax assets was required. As such, our effective income tax rate was 0.4% in 2006 compared to an effective rate of negative 0.2% in 2005.

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of December 31, 2007, available cash and cash equivalents approximated $8.0 million. Based on available funds and current plans, management believes that the Company’s available cash, borrowings and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

Working capital was $16.5 million at December 31, 2007, which represented a working capital ratio of 3.2 to 1, compared to $18.8 million at December 31, 2006. Our investment in inventories and accounts receivables was $15.1 million and $17.7 million at December 31, 2007 and 2006, respectively. Our capital expenditures were $0.02 million, $0.1 million and $0.06 million in 2007, 2006, and 2005, respectively. Our budgeted capital expenditures for 2008 is $0.1 million as we remain focused on conserving cash. Accounts receivable days sales outstanding stood at 48 days at December 31, 2007, as compared to 56 days at December 31, 2006. At December 31, 2007, inventory days on hand, which represents gross inventory excluding impairments or reserves, was 268 days, as compared to 192 days on hand at December 31, 2006.

Cash flows provided by operating activities were $559 thousand in 2007, compared to 2006 which had cash flows used by operating activities of $6.0 million. This positive cash flow was primarily the result of other non-cash charges included in net loss primarily related to the goodwill impairment and decreases in accounts receivable offset by operating losses and increases in inventory. We saw positive inflow of cash from investing activities resulting from the sale of excess property and equipment offset by capital expenditures. From financing activities, we also had a positive inflow from the transfer of restricted cash offset by the repayment of our line of credit and payoff of our capital lease. This is PECO’s first year of positive operating cash flow since 2001.

We have an available line of credit agreement with National City Bank for borrowing up to $3.5 million. In prior years, certain amounts of cash and cash equivalents were required as collateral based on the available borrowings and were reflected as restricted cash in the accompanying balance sheet as of December 31, 2006. During 2007, the terms of the bank’s security interest in the collateral account were amended to a formula based calculation that is dependent upon the outstanding amount of the line. As of December 31, 2007, there was no outstanding balance on the line of credit. Therefore, the balance of the collateral account is free from restriction and is reflected in cash and cash equivalents in the accompanying balance sheet as of December 31, 2007.

We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We do not currently plan to pay dividends.

Since February 13, 2007, we have not been in compliance with The NASDAQ Stock Market’s Marketplace Rule 4310(c)(4), which requires the Company to maintain a $1.00 per share minimum closing bid price. We had been granted until February 8, 2008 to regain compliance, but were unable to do so. On February 8, 2008, NASDAQ notified us that unless we requested an appeal of this determination, trading of our common shares would be suspended at the opening of businesses on February 20, 2008, and our securities would be removed from listing on NASDAQ. On February 13, 2008, we notified NASDAQ that we were appealing the NASDAQ determination of noncompliance with Marketplace Rule 4310(c)(4) to a NASDAQ Listing Qualifications Panel. We presented the Panel with our plan to regain compliance by seeking shareholder approval of a reverse split of our common shares at a ratio of 1-for-10 shares at the Company’s 2008 annual meeting of shareholders to be held on May 6, 2008. The hearing on the appeal by Panel was on March 20, 2008, but a decision has not been rendered by the date of this Annual Report on Form 10-K. If our common shares are delisted from NASDAQ, it may be more difficult for us to raise additional capital as needed in the future.

We have operating leases covering certain office facilities, and equipment that expire at various dates through 2009. Future minimum annual lease payments required during the years ending in 2008 through 2010 under non-cancelable operating leases having an original term of more than one year are $169 thousand, $75 thousand and $7 thousand, respectively.

The following table provides a summary of our debt obligations, capital lease obligations, operating lease payments, and certain other material purchase obligations as of December 31, 2007.

(In thousands)	Total	2008	2009	2010
Operating Lease Payments (1)	251	169	75	7
Other Purchase Obligations	17	17	—	—

Total	$268	$186	$75	$7

(1)	Our operating lease obligations are described in Note 11 of the Notes to Consolidated Financial Statements.

Impact of New Accounting Standards

Recently adopted and recently issued accounting pronouncements and their effects on the Company’s consolidated financial statements are described in Note 1, “Summary of Significant Accounting Policies,” in Item 8.

Off-Balance Sheet Arrangements

We do not have any off balance sheet entities or arrangements. All of our subsidiaries are reflected in our financial statements. We do not have any interests in or relationships with any special-purpose entities that are not reflected in our financial statements.

ITEM 7A—QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. We have not entered into interest rate or foreign currency transactions. Our foreign currency exposure was immaterial as of December 31, 2007, 2006 and 2005.

Our primary interest rate risk exposure results from our revolving line of credit facility. However, at December 31, 2007, we had no borrowings under this facility. We currently do not hedge our exposure to floating interest rate risk. We believe a rate increase would have a minimal impact upon our net loss.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PECO II, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PECO II, Inc.

Galion, Ohio

We have audited the accompanying consolidated balance sheets of PECO II, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PECO II, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 16 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

/s/ BATTELLE & BATTELLE LLP

Dayton, Ohio
March 26, 2008

PECO II, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,935	$5,259
Accounts receivable, net	3,685	6,611
Inventories, net	11,433	11,057
Cost and earnings in excess of billings on uncompleted contracts	514	1,142
Prepaid expenses and other current assets	263	438
Assets held for sale	219	825
Restricted cash	—	3,500

Total current assets	24,049	28,832

Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	7,251	7,252
Machinery and equipment	2,869	2,998
Furniture and fixtures	5,527	5,646

	15,842	16,091
Less-accumulated depreciation	(11,360)	(10,798)

Property and equipment, net	4,482	5,293

Other assets:
Goodwill	1,515	6,017
Intangibles, net	3,822	4,895
Investment in joint venture	2	4

Total assets	$33,870	$45,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$—	$2,249
Capital leases payable	—	353
Accounts payable	4,485	3,289
Billings in excess of cost and estimated earnings on uncompleted contracts	510	826
Accrued compensation expense	722	1,057
Accrued income taxes	81	94
Other accrued expenses	1,800	2,170

Total current liabilities	7,598	10,038

Shareholders’ equity:
Common stock, no par value: 150,000,000 shares authorized; 27,391,574 and 27,173,550 shares issued at December 31, 2007 and 2006, respectively	3,475	3,447
Warrants	5,078	5,012
Additional paid-in capital	116,412	116,004
Accumulated deficit	(98,693)	(89,460)

Total shareholders’ equity	26,272	35,003

Total liabilities and shareholders’ equity	$33,870	$45,041

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net sales:
Product	$26,683	$34,094	$31,059
Services	10,774	13,607	11,388

	37,457	47,701	42,447
Cost of goods sold:
Product	23,512	29,660	26,487
Services	8,556	12,554	10,088
Product segment asset impairments	(453)	812	—

	31,615	43,026	36,575
Gross margin:
Product	3,624	3,622	4,572
Services	2,218	1,053	1,300

	5,842	4,675	5,872
Operating expenses:
Research, development and engineering	2,296	3,282	3,446
Selling, general and administrative	8,506	9,906	7,659
Impairment of product segment goodwill	4,426	—	—
Real estate impairment	220	—	1,746

	15,448	13,188	12,851

Loss from operations	(9,606)	(8,513)	(6,979)
Loss from joint venture	—	—	(10)

Loss from operations after joint venture	(9,606)	(8,513)	(6,989)
Interest income, net	416	439	178

Loss before income taxes	(9,190)	(8,074)	(6,811)
Income tax (expense) benefit	(43)	34	(12)

Net loss	$(9,233)	$(8,040)	$(6,823)

Net loss per common share:
Basic and diluted	$(0.34)	$(0.31)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	27,235	25,934	21,627

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Warrants	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Shareholders Equity
Balance, January 1, 2005	$2,816	$—	$110,251	$(74,597)	$(1,040)	$37,430
Stock options exercises and stock purchase plans	—	—	(273)	—	520	247
Net loss	—	—	—	(6,823)	—	(6,823)

Balance, December 31, 2005	2,816	—	109,978	(81,420)	(520)	30,854

Stock option exercises, stock purchase plan and restricted stock	30	—	(351)	—	520	199
Issuances from acquisition (Delta)	601	5,012	5,751	—	—	11,364
Share-based compensation	—	—	626	—	—	626
Net loss	—	—	—	(8,040)	—	(8,040)

Balance, December 31, 2006	3,447	5,012	116,004	(89,460)	—	35,003

Stock option exercises, stock purchase plan and restricted stock	28	—	(32)	—	—	(4)
Issuances from acquisition (Delta)	—	66	—	—	—	66
Share-based compensation	—	—	440	—	—	440
Net loss	—	—	—	(9,233)	—	(9,233)

Balance, December 31, 2007	$3,475	$5,078	$116,412	$(98,693)	$—	$26,272

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,233)	$(8,040)	$(6,823)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,659	1,897	1,339
Provision for bad debts	24	58	59
Provision for obsolete and excess inventories	399	471	300
Provision for product warranty	732	667	1,182
Goodwill impairment	4,426	—	—
(Gain) loss on disposals of property and equipment	(137)	19	45
Loss from joint venture	—	—	10
Asset impairments	(233)	812	1,746
Compensation expense from share-based payments	440	626	—
Working capital changes, net of acquisitions:
Accounts receivable	2,902	377	(1,161)
Inventories	(775)	(2,231)	619
Prepaid expenses and other current assets	946	168	(205)
Accounts payable and other current liabilities	(591)	(810)	(2,772)

Net cash provided by (used for) operating activities	559	(5,986)	(5,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20)	(129)	(55)
Acquisition	—	(695)	—
Proceeds from sale of property and equipment	1,214	2,172	4,009

Net cash provided by investing activities	1,194	1,348	3,954

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer from restricted cash	3,500	183	6,039
Net (repayments) usage under line of credit agreement	(2,249)	830	427
Repayments of long-term debt and capital leases	(353)	(93)	(5,949)
Proceeds from issuance of common shares- options exercised	—	163	199
Proceeds from issuance of common shares- ESPP	25	36	46

Net cash provided by financing activities	923	1,119	762

Net increase (decrease) in cash	2,676	(3,519)	(945)
Cash and cash equivalents at beginning of period	5,259	8,778	9,723

Cash and cash equivalents at end of period	$7,935	$5,259	$8,778

Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$61	$62	$135
Interest paid	22	137	247

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PECO II, Inc. (the “Company”), and its wholly owned subsidiary. The Company’s investment in joint venture is included in the consolidated financial statements using the equity method of accounting. The Company does not have any off-balance sheet arrangements or affiliated entities that require consolidation in the Company’s consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Financial Statement Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Significant estimates are used for, but not limited to, the accounting for doubtful accounts, inventory obsolescence, depreciation and amortizations, goodwill and other asset impairments, warranty costs, valuation allowance on tax assets, share-based compensation, taxes and contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of commercial paper and state and municipal securities that are readily convertible into cash. At December 31, 2007 and 2006, the Company had cash and cash equivalents of $7,935 and $5,259, respectively. The Company’s investments in marketable securities are considered trading securities which the Company considers a cash equivalent as they are held for short-term periods in anticipation of market gains and are reported at fair market value with unrealized gains and losses included in income. At December 31, 2006, the Company had marketable securities of $1,829. The Company did not hold any marketable securities at December 31, 2007.

Restricted Cash

We have a $3,500 demand line of credit agreement with National City Bank that required a deposit account as collateral reflected as restricted cash in the accompanying balance sheet as of December 31, 2006. During 2007, the terms of the bank’s security interest in the collateral account were amended. As such, the restricted cash is no longer based on the available line of credit amount of $3,500. The amended security interest terms have been changed to a formula based calculation that is dependent upon the outstanding amount of the line. As of December 31, 2007, there is no outstanding balance on the line and the entire collateral account is free from restrictions from the bank. Therefore, the balance of the collateral account is reflected in cash and cash equivalents in the accompanying balance sheet as of December 31, 2007.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date. The Company grants credit on open accounts to its customers, substantially all of whom are in the telecommunication industry. Due to the nature of its customer base, the Company’s historical credit risk has been low. The Company generally requires payment within thirty days from delivery and has not provided extended payment terms under any type of vendor financing arrangements. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates necessary allowances based on its analysis of customers’ outstanding receivables at the individual invoice level, the customers’ payment history and any other known factors concerning their current financial condition and ability to pay. After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance. Accounts receivable are presented net of the allowance for doubtful accounts of $90 and $105 at December 31, 2007 and 2006, respectively.

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

From time to time, the Company has increased risk for obsolete and excess inventory depending on various unforeseen future events and circumstances, primarily related to the mix of future business and customer requirements for new technologies that could have a material impact on the Company’s estimated allowance for obsolete and excess inventory in the near term. If these unforeseen events and circumstances do occur in the near term, the resulting changes in the estimate could be material to the Company’s consolidated financial position and results of operation.

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

Equipment under capital leases is amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets. Depreciation for the years ended December 31, 2007, 2006, and 2005 was $585, $1,092, and $1,339 respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable by comparing the carrying amount of an asset to fair value. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets classified as held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the value of the identifiable net assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if there are indications that the carrying amount may be impaired. Impairment testing for goodwill is a two-step process, performed at the reporting unit level, requiring management to estimate the fair value of the reporting unit. Currently, the Company has identified two reporting units (product and services segments) in which the Company has discrete, reliable financial and cash flow information available. Step one compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s net assets, including other identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

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

The changes in the Company’s accrued product warranty costs are as follows:

	December 31,
	2007	2006
Accrued warranty costs, beginning of year	$913	$1,352
Annual accrual	732	667
Warranty claims	(737)	(1,106)

Accrued warranty costs, end of year	$908	$913

During 2007, actual warranty claims were reduced when compared to 2006 activity. Major issues in 2007 related to supplier component workmanship issues that resulted in a need for field replacements. These issues were all non customer service impacting, however, the Company incurred significant costs to travel to customer locations to perform the required field upgrades. A number of customers had lightning related issues that impacted our products’ performance and in the interest of customer satisfaction the Company worked with the customers to resolve these issues.

Treasury Stock

The Company records treasury stock at cost with any gains and losses from subsequent reissuances recognized in additional paid in capital. The Company did not repurchase shares in 2007 or 2006, nor does it anticipate repurchasing shares during 2008. The Company issued 346,925 shares at an average cost of $1.50 per share during 2006. There are no treasury shares remaining in the Company’s consolidated financial statements as of December 31, 2007 or 2006.

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

The service segment cost of goods sold includes all expense items related to specific jobs, such as labor, material and freight. In addition, there are purchasing, material control, quality control and warehousing expenses.

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

Interest income, net

The Company records interest income and interest expense net in the accompanying consolidated statements of operations. Interest income, net was $416, $439 and $178 for 2007, 2006 and 2005, respectively. Of this amount, interest expense during 2007, 2006 and 2005 was $22, $137 and $247, respectively.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables, debt and warrants. Fair values of cash and cash equivalents, receivables and payables approximate carrying values due to their relatively short-term nature. The carrying amount of debt approximates fair value due to either the length of maturity or existence of interest rates that approximate prevailing market rates. The fair value of warrants is determined using the Black-Scholes Option Pricing Model.

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are placed with high-credit quality financial institutions. Trade accounts receivable due from three customers at December 31, 2007 and 2006 was $1,834 and $3,897, respectively, which accounted for 49.8% and 58.9% of total accounts

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

receivable due at these dates. These trade accounts receivables are reputable customers and management feels there is minor risk associated with these accounts. The Company’s credit risk with respect to trade receivables is, limited in management’s opinion, due to industry and geographic diversification. As disclosed, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

Recently Adopted Accounting Pronouncements

Effective January 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on technical merits, that the position will be sustained upon examination. The Company has completed its analysis of the effects of FIN 48 and has determined the adoption did not have a material effect on its consolidated results of operations, financial position or cash flows.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement on Financial Accounting Standard (SFAS) No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impacts of implementing these standards, which will be dependent upon the nature and extent of future business combination transactions entered into.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies under most current accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and therefore is effective for the Company in fiscal year 2008. In February 2008, the FASB delayed the effective date one year for nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis (at least annually). Examples of nonfinancial assets and liabilities to which the deferral would apply for the Company include (i) those acquired in a business combination and, (ii) those equity instruments issued in a business combination and (iii) goodwill, indefinite-lived intangible assets, and long-lived assets measured at fair value for impairment testing.

The Company does not have any financial instruments that would require a cumulative-effect adjustment to beginning retained earnings upon adoption. The Company is currently assessing the impact that this standard will have on its consolidated results of operations, financial position, or cash flows.

2.    Segment Information

The Company has identified two reportable segments: product and service. These two segments reflect the organization used by our management for internal reporting and decision making. The product segment consists of manufacturing operations and the production of power plants, rectifiers and power distribution equipment. The service segment consists primarily of telecommunications contract, engineering, and installation services. The accounting policies of the segments are the same as those described in Note 1. Earnings of the segments exclude interest income and expense and income tax (expense) benefit from the consolidated statements of operations. The Company has no significant assets located outside of the United States.

The following table summarizes certain information regarding segments of the Company’s operations for the years ended December 31, 2007, 2006, and 2005:

	December 31,
	2007	2006	2005
	(in thousands)
Net Sales:
Product	$26,683	$34,094	$31,059
Services	10,774	13,607	11,388

	$37,457	$47,701	$42,447

Loss from operations:
Product (1)	$(9,028)	$(6,469)	$(4,239)
Services	(578)	(2,044)	(2,740)

	$(9,606)	$(8,513)	$(6,979)

Identifiable assets:
Product	$29,880	$38,112	$35,699
Services	3,990	6,929	4,684

	$33,870	$45,041	$40,383

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

	December 31,
	2007	2006	2005
	(in thousands)
Depreciation and amortization expense:
Product	$1,645	$1,858	$1,283
Services	14	39	56

	$1,659	$1,897	$1,339

Capital expenditures:
Product	$17	$117	$55
Services	3	12	—

	$20	$129	$55

(1)	Product loss from operations for year ending December 31, 2007 includes $220 real estate impairment, goodwill impairment charge of $4,426 and impairment recovery from the sale of previously impaired manufacturing equipment of $453. Product loss from operations for year ending December 31, 2006 includes $111 of impairment recognized on inventory and $701 of impairment on property and equipment. See Note 6 for additional information about the product segment impairments.

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

The original purchase price was $11,808, which included issuance of 4,740,375 shares (“primary shares”) of common stock without par value and a warrant (the “Warrant”) to purchase up to approximately 13 million shares of the Company’s common stock, or such number of shares that when aggregated with the primary shares, will represent 45% of the Company’s issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. Due to the Warrant coverage requirement of 45% and the issuance of common shares under the Company’s Amended 2000 Performance Plan and Employee Stock Purchase Plan, the number of shares that can be issued under the Warrant at December 31, 2007 increased to approximately 13.8 million shares.

The value of the primary shares was determined based on the average closing price of the Company’s common shares over the five business days prior to, the date of, and the five days after the public announcement of the execution of the Asset Purchase Agreement. The fair value of the Warrant was estimated at $0.37 per share.

The following table summarizes the estimated fair values of the net assets acquired at the date of acquisition. A third-party valuation of certain intangible assets was as follows:

Inventory	$2,000
Goodwill	4,108
Intangible assets	5,700

Net assets acquired	$11,808

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

The following table provides a supplemental disclosure of non-cash investing activities related to the acquisition as of the date of the acquisition:

Supplemental disclosure of non-cash investing activities:
Inventory	$2,000
Goodwill	4,108
Intangible assets	5,700
Capital stock	(601)
Warrants	(4,761)
Additional paid-in-capital	(5,751)

Net of cash paid	$695

Results of operations attributable to the acquisition have been included in the Company’s consolidated financial statements prospectively from the effective date of the acquisition. The following table provides selected, unaudited pro forma financial information for the years ended December 31, 2006 and 2005 as if the acquisition occurred at the beginning of each respective year. Pro forma amounts have been adjusted for expected amortization expense and other post-closing effects including the effect on the weighted average common shares outstanding.

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

4.    Inventories

Inventories are summarized as follows:

	December 31,
	2007	2006
Raw materials	$11,270	$11,547
Work-in-process	522	547
Finished goods	1,547	1,409

Gross inventories	13,339	13,503
Allowance for obsolete and excess inventory	(1,906)	(2,446)

Inventories, net	$11,433	$11,057

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

Costs and estimated earnings on uncompleted contracts consist of the following:

	December 31, 2007	December 31, 2006
Costs incurred on uncompleted contracts	$1,767	$3,869
Estimated earnings	446	562

	2,213	4,431
Less: Billings to date	2,209	4,115

	$4	$316

Included in the accompanying balance sheet under the following captions:

	December 31, 2007	December 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$514	$1,142
Billings in excess of costs and estimated earnings on uncompleted contracts	(510)	(826)

	$4	$316

6.    Asset Impairment Charges and Assets Held For Sale

During 2006, the Company recognized an impairment charge of $812 as reflected in cost of goods sold in the accompanying consolidated statement of operations. Of this amount, $111 of impairment related to inventory and $701 related to property and equipment. The remaining carrying value of the inventory and property and equipment of $825 was classified as assets held for sale in the accompanying consolidated balance sheet at December 31, 2006. On December 31, 2007, the assets held for sale balance remaining is $219. During 2007, the Company was able to sell some of the previously impaired assets and recognized an impairment recovery of $453.

In prior years, the Company has had several buildings classified as held for sale: a corporate shell in Galion, Ohio and two manufacturing buildings in Galion, Ohio and Denver, Colorado. The Denver manufacturing

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

building was sold in 2005 resulting in an additional impairment charge of $146. During 2005, a preliminary contract to sell was entered into for the Galion manufacturing building and the Company recognized an impairment charge of $430. At December 31, 2005, the sale had not been finalized and the Company had a balance of $2,218 reflected as assets held for sale. The final sale of this building occurred in February 2006 with no additional impairment charges. During 2005, the Company had the corporate shell reappraised and recognized an additional impairment charge of $1,170. At December 31, 2006, it was determined that the corporate shell building no longer met the criteria for classification as held for sale. Therefore, the Company reinstated the building as held and used and has resumed depreciation. During 2007, management recorded an additional impairment charge of $220 on the carrying amount of the corporate shell.

7.    Goodwill and Other Intangibles

An annual review of goodwill for potential impairment is performed as of October 31 of each year with the assistance of an independent third party. During 2007, it was determined that due to the decline in PECO II’s stock price in 2007, combined with continued weakness in carrier spending for wireless segment the goodwill recognized as part of Delta acquisition is fully impaired. There were no impairments of goodwill associated with the service reporting unit. In the aggregate, there has been $11,687 of impairment charges related to the service goodwill and $4,426 of impairment charges related to the product goodwill recognized in prior and current years.

Goodwill is summarized as follows:

	Service	Product	Total
Balance, January 1, 2006	$1,774	$—	$1,774
Acquisition	—	4,108	4,108
Adjustment for additional shares issued under warrant	—	251	251
Other write-offs of certain liabilities assumed	(116)	—	(116)

Balance, December 31, 2006	$1,658	$4,359	$6,017
Adjustment for additional shares issued under warrant	—	67	67
Goodwill impairment	—	(4,426)	(4,426)
Other write-offs of certain liabilities assumed	(143)	—	(143)

Balance, December 31, 2007	$1,515	$0	$1,515

Intangible assets are summarized as follows and relate to the product reporting segment only:

Intangible Assets with Determinable Lives	December 31, 2007	December 31, 2006
Customer Relationships	$2,000	$2,000
Supply Agreement	3,700	3,700

Total Gross Intangible Assets	5,700	5,700
Less: Accumulated Amortization	1,878	805

Intangibles, net	$3,822	$4,895

Amortization expense for the years ending December 31, 2007 and December 31, 2006 was $1,073 and $805, respectively. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

The estimated amortization expense for each of the next five years is:

	2008	2009	2010	2011	2012
Customer Relationships	$333	$333	$333	$333	$85
Supply Agreement	$740	$740	$740	$185	$0

Total amortization expense	$1,073	$1,073	$1,073	$518	$85

8.    Line of Credit

We have a line of credit agreement with National City Bank for borrowings up to $3,500. In prior years, certain amounts of cash and cash equivalents were required as collateral based on the available borrowings and were reflected as restricted cash in the accompanying balance sheet as of December 31, 2006. During 2007, the terms of the bank’s security interest in the collateral account were amended to a formula based calculation that is dependent upon the outstanding amount of the line. Therefore, the balance of the collateral account is free from restriction and is reflected in cash and cash equivalents in the accompanying balance sheet as of December 31, 2007. There are no line of credit covenants. There is no outstanding balance on the line of credit as of December 31, 2007. As of December 31, 2006, the outstanding balance was $2,249. Interest is payable monthly at LIBOR plus 1.5%. The weighted average effective interest rate was 6.65% and 6.42% at December 31, 2007 and 2006, respectively.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

9.    Other Accrued Expenses

Other accrued expenses at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Accrued warranty costs	908	913
Taxes, other than income taxes	315	554
Other	577	703

Total	$1,800	$2,170

10.    Income Taxes

The components of the income tax expense (benefit) for the years ended December 31 are as follows:

	2007	2006	2005
Current tax expense (benefit):
Federal	$—	$—	$—
State and local	43	(34)	12

Total current income tax expense (benefit)	43	(34)	12
Deferred tax expense	—	—	—

Total income tax expense (benefit)	$43	$(34)	$12

A reconciliation of the federal statutory and effective income tax for the years ended December 31, follows:

	2007	2006	2005
Loss before income taxes	$(9,190)	$(8,074)	$(6,811)

Computed tax at the expected federal statutory rate	(3,125)	(2,745)	(2,316)
State and local income taxes, net of federal benefit	31	54	41
Change in valuation allowance	2,123	2,252	2,307
Meals and entertainment expenses	28	29	23
Goodwill	100	—	—
Share-based compensation	72	(171)	—
Reduction of state NOLs due to law changes	365	600	—
Prior year adjustments	468	—	—
Other	(19)	(53)	(43)

Income tax expense (benefit)	$43	$(34)	$12

Effective income tax rate	(0.5)%	0.4%	(0.2)%

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

A detailed summary of the deferred tax assets and liabilities at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

	2007	2006
Deferred tax assets:
Accrued compensation	$171	$293
Other accrued expenses	132	52
Inventories	736	961
Accrued warranty costs	351	359
Accounts receivable	35	41
Other	14	20

Total current assets	1,439	1,726
Less: valuation allowance	(1,439)	(1,726)

Net current assets	—	—

Deferred tax assets:
Net operating loss and credit carryforwards	22,547	21,465
Share-based compensation	177	174
Property and equipment	741	1,001
Goodwill and intangibles	2,775	1,180
Other	60	70

Total long-term assets	26,300	23,890
Less: valuation allowance	(26,300)	(23,890)

Net deferred tax asset	$—	$—

At December 31, 2007, the Company has unused federal net operating loss carryforwards of $61,228 generally expiring from 2022 through 2027. The Company has federal tax credit carryforwards of approximately $826 generally expiring from 2011 through 2022. The Company also has other unused state and local net operating loss carryforwards.

The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. As a result of operating losses during 2007, 2006 and 2005, trends and forecasted earnings, management determined that it is more likely than not that the net deferred tax asset may not be recognized and a full valuation allowance was required.

11.    Lease Commitments

The Company leased certain office equipment under a capital lease agreement that expired in 2007 and at December 31, 2007, the Company no longer has any capital lease agreements in effect.

The Company also has certain non-cancelable operating leases covering certain office facilities and equipment that expire at various dates through 2009. The future minimum operating lease payments for years ending December 31 are as follows:

Operating Leases
2008	169
2009	75
2010	7

Total future minimum lease payments	$251

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

Aggregate rental expense on all cancelable and non-cancelable operating leases for the years ended in 2007, 2006, and 2005, approximated $329, $424, and $210, respectively.

12.    Contingencies

The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. If necessary, the Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates. As of December 31, 2007 and 2006, the Company does not have any recorded legal contingencies.

The Company has a contingency reserve of $102 for potential sales tax liability from prior acquisitions, for potential service nexus in states that we are not currently filing returns, and other miscellaneous sales or use tax issues. The Company does not volunteer to pay more taxes than necessary but believes this is an appropriate approach to the risks associated with prior and current year taxes.

13.    Employee Benefit Plans

The Company has a 401(k)/Profit Sharing Plan. Under the Plan, eligible employees, as defined, may contribute up to 15% of their compensation subject to certain limitations. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. No contributions were made by the Company in 2007, 2006, and 2005.

14.    Warrants

During 2006, the Company issued a warrant as part of the purchase price consideration for the Delta acquisition (see Note 3). The Warrant gives Delta the right to purchase up to 45% of the Company’s issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. Therefore, the amount of shares available to Delta under the terms of the Warrant may continue to increase as a result of stock issuances from stock option exercises, employee stock purchase plans and restricted stock awards. The fair value of the Warrant was estimated at $0.37 per share as of the public announcement date of October 13, 2005 using the Black-Scholes option-pricing model with the following assumption: stock price of $1.34; volatility of 60%; risk-free interest rate of 3.96%; and an expected life of 30 months. The number shares available under the Warrant at the time of acquisition was approximately 13 million and was valued at $4,761 net of issuance costs. At December 31, 2007, there are approximately 13.8 million shares available under the Warrant valued at $5,078 net of issuance costs.

15.    Loss Per Share

The number of shares outstanding for calculation of loss per share is as follows:

(In thousands)	2007	2006	2005
Weighted-average shares outstanding—basic	27,235	25,934	21,627
Effect of potentially dilutive shares	—	—	—

Weighted average in outstanding shares—diluted	27,235	25,934	21,627

Due to the Company’s net loss for the year ended December 31, 2007, 2006 and 2005, no potentially dilutive shares were included in the calculation of diluted loss per share because their effect would have been anti-dilutive.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

16.    Stock-Based Compensation

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

Stock options are granted at the fair market value of the Company’s common stock at the date of grant, generally vest over three to four years, and generally have a term of 5 years. Restricted stock awards generally vest in a one year period. Stock options and restricted stock awards may vest based on service requirements or specific performance criteria as determined by the Compensation Committee.

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

During 2006, the Company reissued the remaining treasury shares to satisfy option exercises and vested awards. Once all treasury shares were reissued, the Company issued new common shares. The 2000 Plan and ESPP will terminate in 10 years or when all of the common shares reserved for purposes of the plan have been issued.

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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized after adoption includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

Year Ending December 31, 2005
Net loss, as reported	$(6,823)
Less: Stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(559)

Pro forma net loss as if the fair value based method had been applied to all awards	$(7,382)

Loss per share, basic and diluted
As reported	$(0.32)

Pro forma	$(0.34)

Total stock-based compensation expense recognized by type of award is as follows:

	2007	2006
Stock options	$218	$358
Restricted stock awards	207	250
Employee stock purchase plan	15	18

Total stock-based compensation expense	440	626
Tax effect on stock-based compensation expense	—	—

Net effect on loss from operations	$440	$626

Effect on basic and diluted loss per share	$(0.02)	$(0.02)

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

Stock Options

The weighted-average fair value of stock options granted in 2007, 2006 and 2005 was estimated at $0.29, $0.76 and $0.48 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

	2007	2006	2005
Expected dividend	0%	0%	0%
Expected volatility	56.02%	58.77%	63.54%
Risk-free interest rate	4.92%	4.70%	6.48%
Expected term (in years)	2.90	2.66	2.49

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

Expected Volatility:    The fair value of share-based awards was determined using the Black-Scholes Model with a volatility factor based on regular measurements of the Company’s historical stock prices.

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

The following table represents stock option activity for the year-to-date period ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at January 1, 2007	2,587,500	$1.12
Granted	265,000	0.71
Exercised	—	—
Forfeited/Cancelled	(805,500)	1.17

Outstanding options at December 31, 2007	2,047,000	$1.04	1.87 years	$71,600

Options vested or expected to vest at December 31, 2007	1,945,994	$1.04	1.79 years	$69,237

Exercisable at December 31, 2007	1,703,000	$1.01	1.58 years	$65,100

The total intrinsic value of options exercised during 2006 and 2005 was $229, and $132, respectively. No stock options were exercised during 2007.

Restricted Stock Awards

The Company has granted restricted stock awards to certain of its employees that vest based on the attainment of certain performance goals and service requirements. Fair-values of the restricted stock awards are based on the closing market price of the Company’s common stock on the grant date. At December 31, 2007, there was $44 of unrecognized compensation expense from nonvested awards that is expected to be recognized during fiscal 2008. The total fair-value of restricted stock awards that vested during 2007 and 2006 was $272 and $274, respectively.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

The following table represents restricted stock awards activity for the year-to-date period ended December 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	100,000	$1.74
Granted	214,710	0.73
Vested	(239,710)	1.14

Nonvested at December 31, 2007	75,000	$0.79

17.    Related Party Transactions

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

The Company’s related party transactions with Delta, for the year ended December 31, 2007 include $211 in sales and $7,671 in purchases. At December 31, 2007, the Company had balances of $9 and $857 included in accounts receivable and accounts payable, respectively.

For the year ended December 31, 2006 the Company’s related party transactions with Delta included $763 in sales and $9,564 in purchases. At December 31, 2006, the Company had balances of $55 and $915 included in accounts receivable and accounts payable, respectively.

18.    Significant Customers

Sales to the top three customers amounted to $13,286, $5,052, and $4,990 and comprised approximately 35%, 13%, and 13%, respectively, of consolidated net sales for 2007. Sales to our top customer included $10,534 in product and $2,752 in service, our second highest customer included $1,733 in product and $3,319 in service, and our third highest customer included $4,896 in product and $94 in service.

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

19.    Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses of $9,233 in 2007, $8,040 in 2006, and $6,823 in 2005 and at December 31, 2007 had an accumulated deficit of $98,693. As of December 31, 2007, the Company has $7,935 of cash and cash equivalents and during

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

2007, the Company’s operating activities provided $559 of cash inflow compared to cash outflows of $5,986 and $5,661 in 2006 and 2005, respectively. At December 31, 2007, there was no outstanding balance on the Company’s line-of-credit.

Based on available funds, management believes that the Company’s available cash, available borrowings under the line-of-credit agreement and amounts expected to be generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

20.    Quarterly Results of Operations-(Unaudited)

The following table shows unaudited quarterly results of operations for the period indicated. We have prepared this quarterly information on a basis consistent with the audited consolidated financial statements and management believes it includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown.

	Quarters Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(In thousands except per share data)
Statement of Operations Data:
Net sales	$10,471	$13,578	$12,422	$11,230	$8,094	$10,554	$10,714	$8,095
Cost of goods sold (1)	8,447	11,518	11,037	12,024	7,220	8,795	8,877	6,723

Gross margin	2,024	2,060	1,385	(794)	874	1,759	1,837	1,372
Operating expenses:
Research, development and engineering	789	897	871	725	840	495	485	476
Selling, general and administrative	2,204	2,823	2,368	2,511	2,506	2,091	1,952	1,957
Impairment of product segment goodwill	—	—	—	—	—	—	—	4,426
Real estate impairment	—	—	—	—	—	—	—	220

	2,993	3,720	3,239	3,236	3,346	2,586	2,437	7,079

Loss from operations	(969)	(1,660)	(1,854)	(4,030)	(2,472)	(827)	(600)	(5,707)
Interest income, net	115	123	121	80	102	95	110	109

Loss before income taxes	(854)	(1,537)	(1,733)	(3,950)	(2,370)	(732)	(490)	(5,598)
Income tax (expense) benefit	(18)	82	(17)	(13)	(14)	(13)	(17)	1

Net loss	$(872)	$(1,455)	$(1,750)	$(3,963)	$(2,384)	$(745)	$(507)	$(5,597)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.05)	$(0.06)	$(0.15)	$(0.09)	$(0.03)	$(0.02)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	22,197	27,005	27,147	27,164	27,174	27,208	27,234	27,323

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except for share and per share data)

(1)	Cost of goods sold for the quarter ending December 31, 2007 includes an amount of $453 for impairment recovery from the sale of previously impaired equipment. Cost of goods sold for the quarter ending December 31, 2006 includes $111 of impairment recognized on inventory and $701 of impairment on property and equipment. See Note 6 for additional information about the related impairment activity.

21.    Subsequent Events

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

On February 8, 2008 the Company received notice from The NASDAQ Stock Market that the Company’s stock price had not regained compliance with the minimum $1.00 closing bid price per share requirement, and the Staff determined to delist the Company’s securities from the Capital Market and suspend trading of the Company’s common stock at opening of business on February 20, 2008 unless the Company filed an appeal of this determination. On February 13, 2008 the Company requested a hearing before a NASDAQ Listing Qualifications Panel to appeal the determination that the Company’s common stock should be removed from listing on NASDAQ. In order to regain compliance with NASDAQ’s listing requirements, the Company’s Board of Directors intends to seek shareholder approval of a reverse split of the Company’s common stock at a ratio of 1-for-10 shares at the Company’s 2008 annual meeting. The Company’ expects that the annual meeting of shareholders will be held on May 6, 2008.

The Company had been granted a hearing on for March 20, 2008 and delisting has been stayed, pending the Panel’s final written decision. A decision has not been rendered by the date of this Annual Report on Form 10-K. There is no assurance that the Panel will grant the Company’s request for continued listing. If compliance is not regained by that date, the Company may face potential delisting from the NASDAQ market which could limit the Company’s ability to raise additional capital as needed in the future.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information (other than described below) called for by Part III, Item 10, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2007, the Company’s fiscal year end.

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

ITEM 11—EXECUTIVE COMPENSATION

The information called for by Part III, Item 11, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2007, the Company’s fiscal year end.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Part III, Item 12, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2007, the Company’s fiscal year end.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Part III, Item 13, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2007, the Company’s fiscal year end.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Part III, Item 14, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2007, the Company’s fiscal year end.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) (1) Financial Statements—See Index to Financial Statements at Item 8 of this report.

(a) (2) Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm—See page S-1 of this report Schedule II: Valuation and Qualifying Accounts—See page S-2 of this report.

(a) (3) Exhibits.

See the “Exhibit Index” at page E-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PECO II, INC.

By:	/s/ John G. Heindel
John G. Heindel Chairman, President, Chief Executive Officer, Chief Financial Officer, and Treasurer

March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN G. HEINDEL John G. Heindel	Chairman, President, Chief Executive Officer, Chief Financial Officer, and Treasurer (Principal Executive Officer and Principal Financial Officer)	March 28, 2008

/s/ SCOTT A WALLACE Scott A. Wallace	Corporate Controller (Principal Accounting Officer)	March 28, 2008

/s/ ALBERT CHANG Albert Chang	Director	March 28, 2008

/s/ JAMES L. GREEN James L. Green	Director	March 28, 2008

/s/ E. RICHARD HOTTENROTH Richard Hottenroth	Director	March 28, 2008

/s/ GERARD B. MOERSDORF Gerard B. Moersdorf	Director	March 28, 2008

/s/ RICHARD W. ORCHARD Richard W. Orchard	Director	March 28, 2008

/s/ MATTHEW P. SMITH Matthew P. Smith	Director	March 28, 2008

/s/ R. LOUIS SCHNEEBERGER R. Louis Schneeberger	Director	March 28, 2008

/s/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	March 28, 2008

Independent Registered Public Accounting Firm’s Report on Supplemental Schedule

Board of Directors and Shareholders

PECO II, Inc.

Galion, Ohio

We have audited the consolidated financial statements of PECO II, Inc. (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 26, 2008. Our audits also included the consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/    BATTELLE & BATTELLE LLP

Dayton, Ohio

March 26, 2008

S-1

PECO II, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to (Reversed) Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2005	68	59	8	119
Year ended December 31, 2006	119	58	72	105
Year ended December 31, 2007	105	24	39	90

Accrued warranty costs:
Year ended December 31, 2005	701	1,182	531	1,352
Year ended December 31, 2006	1,352	667	1,106	913
Year ended December 31, 2007	913	732	737	908

Allowance for obsolete and excess inventory:
Year ended December 31, 2005	4,137	300	2,327	2,110
Year ended December 31, 2006	2,110	471	135	2,446
Year ended December 31, 2007	2,446	399	939	1,906

S-2

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated October 13, 2005, between PECO II, Inc. and Delta Products Corporation(E)

3.1 (i)	Amended and Restated Articles of Incorporation of the Company(J)

3.1 (ii)	Second Amended and Restated Code of Regulations of the Company(K)

4.1	Specimen certificate for the common shares, without par value, of the Company(A)

10.1	Security Agreement, dated October 15, 2004, between PECO II, Inc. and National City Bank(B)

10.2	Promissory Note, dated October 15, 2004, between PECO II, Inc. and National City Bank as lender(B)

*10.3	2000 Performance Plan of the Company(A)

*10.4	Amendment 1 to 2000 Performance Plan of the Company(C)

*10.5	Form of Stock Option Agreement for 2000 Performance Plan of the Company(A)

*10.6	Form of Restricted Stock Award Agreement for 2000 Performance Plan of the Company(D)

*10.7	Form of Indemnification Agreement(A)

*10.8	Employment Agreement, dated January 29, 2008, between PECO II, Inc. and John G. Heindel(L)

10.9	Support Agreement and Irrevocable Proxy, dated October 13, 2005, between the Company, Delta Products Corporation and certain Significant Holders of the Company(F)

10.10	Supply Agreement, dated March 28, 2006, between the Company, Delta Electronics, Inc., and DEI Logistics (USA) Corporation (as to Section 19.14 only)(H)

10.11	Common Stock Warrant issued to Delta Holding International, Ltd.(H)

10.12	Schedule of Director Fees(I)

10.13	Release and Waiver Agreement Between the Company and Sandra A Frankhouse(M)

10.14	Release and Waiver Agreement Between the Company and Miles A. McIntosh(N)

21.1	Subsidiaries of the Company(G)

**23.1	Consent of Battelle and Battelle LLP

**31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act

**32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act

*	Management contract or compensation plan or arrangement identified pursuant to Item 14 (c) of this Form 10-K.
**	Furnished with this Annual Report on Form 10-K.

(A)	Incorporated by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-37566) and the amendments thereto.

(B)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 18, 2004 and filed on November 10, 2004.

(C)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Shareholders Meeting on April 29, 2004 and filed on March 31, 2004.

E-1

(D)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated July 28, 2005 and filed on August 1, 2005.

(E)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 13, 2005 and filed on October 13, 2005.

(F)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K/A dated October 13, 2005 and filed on January 20, 2006.

(G)	Incorporated by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 24, 2006.

(H)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated March 28, 2006 and filed on April 3, 2006.

(I)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated June 1, 2006 and filed on June 7, 2006.

(J)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and filed on August 14, 2006.

(K)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and filed on May 15, 2006.

(L)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated January 29, 2008 and filed on February 1, 2008.

(M)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated December 28, 2007 and filed on January 4, 2008.

(N)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated January 16, 2008 and filed on January 18, 2008.

E-2