Form 10-Q
period 2008-03-31
PECO II INC
filed 2008-05-05
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding at April 30, 2008
Common Shares, without par value	27,544,315

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,978	$7,935
Accounts receivable, net of allowance of $55 at March 31, 2008 and $90 at December 31, 2007	2,835	3,685
Inventories, net of allowance of $1,573 at March 31, 2008 and $1,906 at December 31, 2007	10,258	11,433
Cost and earnings in excess of billings on uncompleted contracts	305	514
Prepaid expenses and other current assets	266	263
Assets held for sale	190	219

Total current assets	20,832	24,049

Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	7,251	7,251
Machinery and equipment	2,888	2,869
Furniture and fixtures	5,516	5,527

	15,850	15,842
Less-accumulated depreciation:	(11,462)	(11,360)

Property and equipment, net	4,388	4,482
Other assets:
Goodwill	1,529	1,515
Intangibles, net	3,553	3,822
Investment in joint venture	2	2

Total assets	$30,304	$33,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,608	$4,485
Billings in excess of cost and estimated earnings on uncompleted contracts	25	510
Accrued compensation expense	996	722
Accrued income taxes	61	81
Other accrued expenses	1,645	1,800

Total current liabilities	5,335	7,598

Shareholders’ equity:
Common stock, no par value: 150,000,000 shares authorized; 27,487,297 and 27,391,574 shares issued at March 31, 2008 and December 31, 2007, respectively	3,487	3,475
Warrants	5,107	5,078
Additional paid-in capital	116,457	116,412
Accumulated deficit	(100,082)	(98,693)

Total shareholders’ equity	24,969	26,272

Total liabilities and shareholders’ equity	$30,304	$33,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended March 31,
	2008	2007
Net sales:
Product	$7,290	$5,895
Services	1,721	2,199

	9,011	8,094

Cost of goods sold:
Product	6,378	5,441
Services	1,430	1,779

	7,808	7,220

Gross margin:
Product	912	454
Services	291	420

	1,203	874

Operating expenses:
Research, development and engineering	632	840
Selling, general and administrative	2,015	2,506

	2,647	3,346

Loss from operations	(1,444)	(2,472)
Interest income, net	64	102

Loss before income taxes	(1,380)	(2,370)
Income tax expense	(9)	(14)

Net loss	$(1,389)	$(2,384)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	27,470	27,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,389)	$(2,384)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	381	424
Provision for bad debts	(21)	(33)
Provision for obsolete and excess inventories	85	93
Provision for product warranty	300	86
Loss on disposals of property and equipment	—	2
Compensation expense from share-based payments	63	119
Working capital changes:
Accounts receivable	870	3,334
Inventories	1,090	1,051
Prepaid expenses and other current assets	221	237
Accounts payable and other current liabilities	(2,568)	(1,685)

Net cash (used for) provided by operating activities	(968)	1,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19)	(8)
Proceeds from sale of property and equipment	30	131

Net cash provided by investing activities	11	123

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line of credit agreement	—	(2,249)
Repayment of long-term debt and capital leases	—	(25)

Net cash used for financing activities	—	(2,274)

Net decrease in cash	(957)	(907)
Cash and cash equivalents at beginning of period	7,935	5,259

Cash and cash equivalents at end of period	$6,978	$4,352

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$30	$40
Interest paid	3	8

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory obsolescence, depreciation and amortization, goodwill and other asset impairments, warranty costs, valuation allowance on tax assets, stock-based compensation, taxes and contingencies. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

2. Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 applies to most current accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

The Company has only partially applied the provisions of SFAS 157 as management has elected the deferral provisions of FASB Staff Position (FSP) SFAS 157-2 as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include certain amounts of property and equipment and goodwill reported at fair value as a result of impairment testing, and certain other assets, liabilities and equity instruments recognized as a result of prior business combinations.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 provides guidance on various methods used to measure fair value including market, income and cost approaches. These approaches require the Company to utilize certain assumptions that market participants would use in pricing assets and liabilities, including assumptions about risk. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the inputs used in the valuation techniques, SFAS 157 requires the Company to classify the inputs under a fair value hierarchy that ranks the inputs based on their quality and reliability. Financial instruments carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 – Unobservable inputs that are not corroborated by market data.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

The estimated fair values of the Company’s short-term financial instruments, including cash and cash equivalents, receivables and payables arising in the ordinary course of business, and current portions of debt, approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization. The Company does not have any other financial instruments measured at fair value on a recurring basis that require further disclosure.

The Company does not have any financial instruments that required a cumulative-effect adjustment to beginning accumulated deficit upon adoption. There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 157.

Effective January 1, 2008, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits the Company to voluntarily choose, at specified election dates, to measure specified financial assets and liabilities and other items at fair value that are not currently required to be measured at fair value. Subsequent changes in fair value would then be required to be reported in earnings each reporting period. At the date of adoption, the Company did not elect the fair value option for eligible items that existed at January 1, 2008. Therefore, the adoption of SFAS 159 did not have any effect on the Company’s consolidated financial position, results of operations, or cash flows. Any future effect will be dependent upon the nature and amount of eligible items that the Company elects to account for using the fair value option.

3. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

	For the Three Months Ended March 31,
	2008	2007
Net sales:
Product	$7,290	$5,895
Services	1,721	2,199

	$9,011	$8,094

	For the Three Months Ended March 31,
	2008	2007
Loss from operations:
Product	$(1,184)	$(2,110)
Services	(260)	(362)

Consolidated loss from operations	$(1,444)	$(2,472)

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

4. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2008 and December 31, 2007 are summarized below:

	March 31, 2008	December 31, 2007
Raw materials	$9,756	$11,270
Work-in-process	451	522
Finished goods	1,624	1,547

Gross inventories	11,831	13,339
Allowance for obsolete and excess inventory	(1,573)	(1,906)

Inventories, net	$10,258	$11,433

5. Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	March 31, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$1,083	$1,767
Estimated earnings	279	446

	1,362	2,213
Less: Billings to date	1,082	2,209

	$280	$4

Included in the accompanying balance sheet under the following captions:

	March 31, 2008	December 31, 2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$305	$514
Billings in excess of costs and estimated earnings on uncompleted contracts	(25)	(510)

	$280	$4

6. Asset Impairment Charges and Assets Held for Sale

As disclosed in Note 6 of the Company’s most recent Annual Report on Form 10-K, the Company had recognized certain impairment charges for equipment and inventory related to the Company’s outsourcing of certain manufacturing operations. At December 31, 2007, the remaining carrying value of the asset group was $219 and is classified as “Assets held for sale” in the accompanying balance sheet. During the current year, the Company has been able to sell portions of the equipment and inventory as the outsourcing efforts progress. At March 31, 2008, the remaining carrying value of the asset group is $190.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

7. Goodwill and Other Intangibles

Goodwill is summarized as follows:

	Service	Product	Total
Balance, December 31, 2007	$1,515	$—	$1,515
Adjustments for additional shares issued under warrant	—	29	29
Other write-offs of certain liabilities assumed	(15)	—	(15)

Balance, March 31, 2008	$1,500	$29	$1,529

Intangible assets are summarized as follows and relate to the product reporting segment only:

	March 31, 2008	December 31, 2007
Intangible Assets with Determinable Lives
Customer Relationships	$2,000	$2,000
Supply Agreement	3,700	3,700

Total Gross Intangible Assets	5,700	5,700
Less: Accumulated Amortization	2,147	1,878

Intangibles, net	$3,553	$3,822

Amortization expense was $268 for both quarters ending March 31, 2008 and 2007. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

8. Warranty

The Company’s warranty activity for the three months ended March 31, 2008 and three months ended March 31, 2007 are summarized below:

	2008	2007
Accrued warranty cost, beginning of period	$908	$913
Quarterly accrual	300	86
Warranty claims	(298)	(129)

Accrued warranty cost, end of period	$910	$870

9. Contingencies

The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. If necessary, the Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates. As of March 31, 2008, the Company does not have any recorded legal contingencies.

The Company has an $85 contingency reserve for potential sales tax liability from prior acquisition, for potential service nexus in states that we are not currently filing, and other miscellaneous sales or use tax issues. The Company does not volunteer to pay more taxes than necessary but believes this is an appropriate approach to the risks associated with prior and current year taxes.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

10. Loss Per Share

The number of shares outstanding for calculation of loss per share is as follows:

(Shares in thousands)	Three months ended March 31, 2008	Three months ended March 31, 2007
Weighted-average shares outstanding - basic	27,470	27,174
Effect of potentially dilutive shares	—	—

Weighted average in outstanding shares - dilutive	27,470	27,174

Due to the Company’s net loss for the three months ended March 31, 2008 and 2007, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive.

11. Stock-Based Compensation

Total stock-based compensation expense by type of award is as follows:

	Three Months Ended March 31,
	2008	2007
Stock options	$1	$76
Restricted stock awards	61	39
Employee stock purchase plan	1	4

Total stock-based compensation expense	63	119
Tax effect on stock-based compensation expense	—	—

Net effect on loss from operations	$63	$119

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

Stock Options

The following table represents stock option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2007	2,047,000	$1.04
Granted	710,000	0.77
Exercised	—	—
Forfeited/Cancelled	(144,250)	1.59

Outstanding at March 31, 2008	2,612,750	$0.94	2.56 years

Exercisable at March 31, 2008	1,606,750	$1.00	1.42 years

At March 31, 2008, there was no aggregate intrinsic value of stock options outstanding and exercisable as the exercise price of the options were all greater that the average market price at the end of the period.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Restricted Stock Awards

The following table represents restricted stock awards activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	75,000	$0.79
Granted	101,305	0.72
Vested	43,333	0.75

Nonvested at March 31, 2008	132,972	$0.75

At March 31, 2008 there was $52 of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized during fiscal 2008.

12. Related Party Transactions

The Company engages in certain related party transactions with the Company’s largest shareholder, Delta Products Corporation. Delta is a significant supplier to the Company. The Company’s related party transactions with Delta, for the quarter ended March 31, 2008 include $46 in sales and $818 in purchases ($86 in sales and $2,649 in purchases for the quarter ended March 31, 2007). At March 31, 2008, the Company had balances of $32 and $463 included in accounts receivable and accounts payable, respectively.

13. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the first three months of 2008, sales to three companies comprised 58% of total sales. Sales to our top customer included $3,244 in product and $692 in service, our second highest customer included $644 in product and $72 in service, and our third highest customer included $285 in product and $283 in service.

For the first three months of 2007, sales to three companies comprised 60.7% of total sales. Sales to our top customer included $2,705 in product and $466 in service, our second highest customer included $872 in product and $6 in service, and our third highest customer included $80 in product and $789 in service.

14. Subsequent Events

On April 28, 2008 the company agreed to enter into a bridge loan with a strategic partner. The loan is expected to be converted into equity in the strategic partner on or about May 31, 2008. This loan is a non-interest baring note receivable in the amount of $250 thousand.

During the quarter, the Board of Directors approved and the Company announced its plan to seek shareholder approval of a reverse stock split of the Company’s common stock at a ratio of 1-for-10 shares at the Company’s 2008 Annual Meeting to be held on May 6, 2008. If approved, the Company will be required to retroactively restate all share related data in future financial statements including shares outstanding, shares issuable under warrants, shares under the Company’s stock-based compensation plans and loss per share amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “the Company,” or “PECO II” refer to PECO II, Inc. unless the context indicates otherwise.

Overview

The first quarter financial performance represents a significant improvement over both first quarter 2007 and fourth quarter 2007 business performance. The Company delivered strong product revenue growth, which when combined with the completion of its strategic restructuring initiatives implemented in 2007 resulted in a significantly reduced operating loss. The net loss of $1.4 million in the first quarter is a $1.0 million improvement over the first quarter of 2007. This improvement was primarily driven by strong product revenue growth of $1.4 million resulting in a strong product gross margin improvement of $0.4 million, combined with significant operating costs reductions of $0.7 million realized from the Company’s 2007 restructuring efforts. Year to date, the Company is gaining market share as evidenced by PECO II winning four new geographic markets from its existing customer base. While these improvements are both significant and sustainable, the Company must continue to gain market share in order to return to profitability. To achieve this, we continue to work with our customers to better understand their needs and aggressively work our strategic supplier base to ensure that we have the flexibility to respond to customer requests for products and systems.

Results of Operations

Our net sales increased to $9.0 million for the three months ended March 31, 2008, an increase of $1.0 million, or 11.3%, compared to the corresponding prior year period. Product net sales were $7.3 million for the first quarter of 2008, an increase of $1.4 million, or 23.7%, compared to the first quarter of 2007. The product revenue increase was attributable to strong growth with the Company’s leading wireless customer combined with strong growth in revenue through its VARS (Value Added Resellers) and sales representative channels.

Service net sales were $1.7 million for the first quarter of 2008, a decrease of $478 thousand, or 21.7%, as compared to the first quarter of 2007. Service revenues were significantly impacted by one key customer, which delayed its 2008 program rollout.

As of March 31, 2008, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $4.8 million, a $445 thousand, or 8.5%, decrease from the comparable prior year period. The sales backlog at the end of the first quarter, however, was a $383 thousand, or an 8.7% increase from December 31, 2007. Product backlog of $3.8 million was a $7 thousand, or 0.2% decrease from December 31, 2007, while Service backlog was $1.0 million, a $390 thousand, or 62.4%, increase from December 31, 2007. While first quarter new bookings were below 2007 levels, April bookings were at the highest level since May 2006.

Gross margin dollars were $1.2 million for the quarter ended March 31, 2008, as compared to $874 thousand for the quarter ended March 31, 2007. Gross margin as a percentage of net sales increased to 13.4% for the three months ended March 31, 2008, compared to 10.8% for the comparable prior year period.

For the quarter ended March 31, 2008, product gross margin was $912 thousand, as compared to $454 thousand for the corresponding period in 2007, or an increase of 101%. The improvement was primarily attributable to the completion of the Company’s strategic initiative implemented in 2007. However, these costs improvements are being negatively impacted by current increases in raw material costs.

The service gross margin was $291 thousand for the first quarter of 2008, as compared to $420 thousand for the first quarter of 2007, or a decrease of 30.7%. This decline was primarily attributable to the revenue decline which the Company expects to be a temporary issue.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Research, development and engineering expense incurred was $632 thousand for the quarter ended March 31, 2008, down from $840 thousand for the quarter ended March 31, 2007. This decrease reflects the benefits being realized from 2007 business restructuring programs. The growth in quarterly spending over the 2007 quarterly average as compared to the first quarter of 2008, results from additional new programs being invested in during 2008. As a percentage of net product sales, research, development and engineering expense was 8.7% for the quarter ended March 31, 2008, as compared to 14.2% for the quarter ended March 31, 2007.

Selling, general and administrative expense decreased to $2.0 million for the quarter ended March 31, 2008, from $2.5 million for the quarter ended March 31, 2007. This decrease reflects the benefits being realized from 2007 business restructuring programs. As a percentage of net sales, selling, general and administrative expense decreased to 22.4% for the quarter ended March 31, 2008, compared to 31.0% in the comparable prior year period.

Liquidity and Capital Resources

As of March 31, 2008, available cash and cash equivalents approximated $7.0 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at March 31, 2008 was $15.5 million, which represented a working capital ratio of 3.9 to 1, compared to $16.5 million at December 31, 2007, which represented a working capital ratio of 3.2 to 1. Capital expenditures for the three months ended March 31, 2008, totaled $19 thousand. We continue our efforts to conserve cash.

Cash flows used by operating activities for the three months ended March 31, 2008, was $968 thousand. While this included a net loss and decreases in accounts payable, it was offset by non-cash charges and decreases in accounts receivable and inventory. There was $11 thousand of net cash provided by investing activities which was primarily from the sale of excess equipment as a result of outsourcing offset by minimal capital expenditures.

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

Contractual Obligations

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company established a $3.5 million deposit account with the bank. As of March 31, 2008, there was no balance on the line of credit.

We do not currently plan to pay dividends.

Critical Accounting Policies and Estimates

In preparing the accompanying unaudited condensed consolidated financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. For a detailed discussion of the critical accounting policies and estimates, see the Management Discussion and Analysis included in our Annual Report. There were no significant changes in these critical accounting policies and estimates in the first quarter of 2008, except for the recently adopted accounting pronouncements as discussed below.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 applies to most current accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

The Company has only partially applied the provisions of SFAS 157 as management has elected the deferral provisions of FASB Staff Position (FSP) SFAS 157-2 as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include certain amounts of property and equipment and goodwill reported at fair value as a result of impairment testing, and certain other assets, liabilities and equity instruments recognized as a result of prior business combinations.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 provides guidance on various methods used to measure fair value including market, income and cost approaches. These approaches require the Company to utilize certain assumptions that market participants would use in pricing assets and liabilities, including assumptions about risk. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the inputs used in the valuation techniques, SFAS 157 requires the Company to classify the inputs under a fair value hierarchy that ranks the inputs based on their quality and reliability. Financial instruments carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 – Unobservable inputs that are not corroborated by market data.

The estimated fair values of the Company’s short-term financial instruments, including cash and cash equivalents, receivables and payables arising in the ordinary course of business, and current portions of debt, approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization. The Company does not have any other financial instruments measured at fair value on a recurring basis that require further disclosure.

The Company does not have any financial instruments that required a cumulative-effect adjustment to beginning accumulated deficit upon adoption. There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 157.

Effective January 1, 2008, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits the Company to voluntarily choose, at specified election dates, to measure specified financial assets and liabilities and other items at fair value that are not currently required to be measured at fair value. Subsequent changes in fair value would then be required to be reported in earnings each reporting period. At the date of adoption, the Company did not elect the fair value option for eligible items that existed at January 1, 2008. Therefore, the adoption of SFAS 159 did not have any effect on the Company’s consolidated financial position, results of operations, or cash flows. Any future effect will be dependent upon the nature and amount of eligible items that the Company elects to account for using the fair value option.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Forward-Looking Statements

Certain of the Company’s statements in this Quarterly Report on Form 10-Q and the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operation are not purely historical, and as such are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but may not be limited to, all statements regarding the Company’s and management’s intent, beliefs, expectations, and plans, such as statements concerning the Company’s future profitability, industry trends, operating results, and product development strategy. These forward-looking statements include numerous risks and uncertainties, including, without limitation: a general economic recession; a downturn in our principal customers’ businesses; current and future mergers of key customers; the volatility in the communications industry; the demand for communications equipment generally and in particular for the products and services offered by the Company; the Company’s ability to generate sales orders during fiscal 2008 and thereafter; the ability to develop and market new products and product enhancements; the potential environmental issues in regards to an aging manufacturing facility; the ability to attract and retain customers; competition and technological change; and successful implementation of the Company’s business strategy. One or more of these factors have affected, and in the future could affect, the Company’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting made during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

Our common shares are not in compliance with NASDAQ’s listing standards and may be delisted despite our efforts to regain compliance.

Since February 13, 2007, we have not been in compliance with The NASDAQ Stock Market’s Marketplace Rule 4310I(4), which requires the Company to maintain a $1.00 per share minimum closing bid price. We had been granted until February 8, 2008 to regain compliance, but were unable to do so. On February 8, 2008, NASDAQ notified us that unless we requested an appeal of this determination, trading of our common shares would be suspended at the opening of businesses on February 20, 2008, and our securities would be removed from listing on NASDAQ. On February 13, 2008, we notified NASDAQ that we were appealing the NASDAQ determination of noncompliance with Marketplace Rule 4310I(4) to a NASDAQ Listing Qualifications Panel. We presented the Panel with our plan to regain compliance by seeking shareholder approval of a reverse split of our common shares at a ratio of 1-for-10 at the Company’s 2008 annual meeting of shareholders to be held on May 6, 2008. The hearing on the appeal by Panel was on March 20, 2008. The NASDAQ Listing Qualifications Panel has notified the Company that it has been granted its request to remain listed on the NASDAQ Capital Market, subject to the following conditions: (i) On or before May 7, 2008, the Company shall inform the Panel that it has obtained shareholder approval for and implemented a reverse stock split; and (ii) by May 22, 2008, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of 10 prior consecutive trading days. We cannot assure you that the reverse stock split, if implemented, will have the desired effect of raising our stock price to meet the minimum closing bid price requirement of $1.00 per share. The market price of our common shares may vary based on other factors which are unrelated to the number of shares outstanding, including our future performance. We also cannot assure you that our common shares will not be delisted due to a failure to meet other continued listing requirements even if after the reverse split the market price per share of our common shares remains in excess of $1.00.

ITEM 6.	EXHIBITS

10.1	Employment Agreement, dated January 29, 2008, between PECO II, Inc. and John G. Heindel (Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated January 29, 2008 and filed on February 1, 2008.)

10.2	Release and Waiver Agreement Between the Company and Miles A. McIntosh (Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated January 16, 2008 and filed on January 18, 2008)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2008	PECO II, Inc.

/s/ JOHN G. HEINDEL
John G. Heindel
Chairman, President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)