Form 10-Q
period 2008-06-30
PECO II INC
filed 2008-08-14
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding at July 31, 2008
Common Shares, without par value	2,765,253

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,686	$7,935
Accounts receivable, net of allowance of $81 at June 30, 2008 and $90 at December 31, 2007	3,902	3,685
Note receivable	250	—
Inventories, net of allowance of $1,819 at June 30, 2008 and $1,906 at December 31, 2007	10,588	11,433
Cost and earnings in excess of billings on uncompleted contracts	789	514
Prepaid expenses and other current assets	184	263
Assets held for sale	83	219

Total current assets	23,482	24,049

Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	7,251	7,251
Machinery and equipment	2,916	2,869
Furniture and fixtures	5,513	5,527

	15,875	15,842
Less-accumulated depreciation:	(11,573)	(11,360)

Property and equipment, net	4,302	4,482
Other assets:
Goodwill	1,485	1,515
Intangibles, net	3,285	3,822
Investment in joint venture	2	2

Total assets	$32,556	$33,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,984	$4,485
Billings in excess of cost and estimated earnings on uncompleted contracts	—	510
Accrued compensation expense	897	722
Accrued income taxes	23	81
Other accrued expenses	1,769	1,800

Total current liabilities	8,673	7,598

Shareholders’ equity:
Common stock, no par value: 150,000,000 shares authorized; 2,756,155 and 2,739,157 shares issued at June 30, 2008 and December 31, 2007, respectively	3,496	3,475
Warrants	5,130	5,078
Additional paid-in capital	116,572	116,412
Accumulated deficit	(101,315)	(98,693)

Total shareholders’ equity	23,883	26,272

Total liabilities and shareholders’ equity	$32,556	$33,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net sales:
Product	$8,505	$7,256	$15,795	$13,151
Services	2,552	3,298	4,273	5,497

	11,057	10,554	20,068	18,648

Cost of goods sold:
Product	7,429	6,305	13,807	11,746
Services	2,087	2,490	3,517	4,269

	9,516	8,795	17,324	16,015

Gross margin:
Product	1,076	951	1,988	1,405
Services	465	808	756	1,228

	1,541	1,759	2,744	2,633

Operating expenses:
Research, development and engineering	678	495	1,310	1,335
Selling, general and administrative	2,136	2,091	4,152	4,597

	2,814	2,586	5,462	5,932

Loss from operations	(1,273)	(827)	(2,718)	(3,299)
Interest income, net	41	95	105	197

Loss before income taxes	(1,232)	(732)	(2,613)	(3,102)
Income tax expense	(1)	(13)	(9)	(27)

Net loss	$(1,233)	$(745)	$(2,622)	$(3,129)

Net loss per common share:
Basic and diluted	$(0.45)	$(0.27)	$(0.95)	$(1.15)

Weighted average common shares outstanding:
Basic and diluted	2,755	2,720	2,751	2,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,622)	$(3,129)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	763	847
Provision for bad debts	5	(20)
Provision for obsolete and excess inventories	447	195
Provision for product warranty	602	357
Gain on disposals of property and equipment	—	(71)
Asset impairments	66	—
Compensation expense from share-based payments	180	221
Working capital changes:
Accounts receivable	(222)	1,606
Inventories	398	2,482
Prepaid expenses and other current assets	(165)	(69)
Accounts payable other current liabilities	466	(1,660)

Net cash (used for) provided by operating activities	(82)	759

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46)	(8)
Issuance of note receivable	(250)	—
Proceeds from sale of property and equipment	121	497

Net cash (used for) provided by investing activities	(175)	489

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer from restricted cash	—	3,500
Net repayments under line of credit agreement	—	(2,249)
Repayment of capital leases	—	(50)
Proceeds from issuance of common shares—ESPP	8	16

Net cash provided by financing activities	8	1,217

Net change in cash	(249)	2,465
Cash and cash equivalents at beginning of period	7,935	5,259

Cash and cash equivalents at end of period	$7,686	$7,724

Supplemental disclosure of cash flow information:
Income taxes paid	$68	$60
Interest paid	5	15

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

3. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net sales:
Product	$8,505	$7,256	$15,795	$13,151
Services	2,552	3,298	4,273	5,497

	$11,057	$10,554	$20,068	$18,648

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
(Loss) income from operations:
Product	$(1,130)	$(885)	$(2,315)	$(2,995)
Services	(143)	58	(403)	(304)

Consolidated loss from operations	$(1,273)	$(827)	$(2,718)	$(3,299)

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

4. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2008 and December 31, 2007 are summarized below:

	June 30, 2008	December 31, 2007
Raw materials	$10,142	$11,270
Work-in-process	763	522
Finished goods	1,502	1,547

Gross inventory	12,407	13,339
Allowance for obsolete and excess inventory	(1,819)	(1,906)

Net inventory	$10,588	$11,433

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

5. Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	June 30, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$1,982	$1,767
Estimated earnings	480	446

	2,462	2,213
Less: Billings to date	1,673	2,209

	$789	$4

Included in the accompanying balance sheet under the following captions:

	June 30, 2008	December 31, 2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$789	$514
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(510)

	$789	$4

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

6. Asset Impairment Charges and Assets Held for Sale

As disclosed in Note 6 of the Company’s most recent Annual Report on Form 10-K, the Company had recognized certain impairment charges for equipment and inventory related to the Company’s outsourcing of certain manufacturing operations. At December 31, 2007, the remaining carrying value of the asset group was $219 and is classified as “Assets held for sale” in the accompanying balance sheet. During the current year, the Company has been able to sell portions of the equipment and inventory as the outsourcing efforts progress. At June 30, 2008, the remaining carrying value of the asset group is $83. During the second quarter on 2008, the sale of a piece of equipment resulted in an additional impairment charge of $15.

7. Goodwill and Other Intangibles

Goodwill is summarized as follows:

	Services	Product	Total
Balance, December 31, 2007	$1,515	$—	$1,515
Adjustment for additional shares issuable under warrant	—	51	51
Impairment charges	—	(51)	(51)
Other write-offs of certain liabilities assumed	(30)	—	(30)

Balance, June 30, 2008	$1,485	$—	$1,485

Intangible assets are summarized as follows and relate to the product segment only:

	June 30, 2008	December 31, 2007
Intangible Assets with Determinable Lives
Customer relationships	$2,000	$2,000
Supply agreement	3,700	3,700

Total gross intangible assets	5,700	5,700
Less: Accumulated amortization	2,415	1,878

Intangibles, net	$3,285	$3,822

Amortization expense for the six months ending June 30, 2008 and 2007 was $537 for both periods. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

8. Warranty

The Company’s warranty activity for the six months ended June 30, 2008 and six months ended June 30, 2007 are summarized below:

	2008	2007
Accrued warranty cost, beginning of period	$908	$913
Warranty provision	602	357
Warranty claims	(489)	(337)

Accrued warranty cost, end of period	$1,021	$933

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

The Company has a $49 contingency reserve for potential sales tax liability from a prior acquisition for potential service nexus in states in which the Company is not currently filing and other miscellaneous sales or use tax issues. The Company does not volunteer to pay more taxes than necessary but believes this is an appropriate approach to the risks associated with prior and current year taxes.

10. Loss Per Share

The number of shares outstanding for calculation of loss per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Shares in thousands)	2008	2007	2008	2007
Weighted-average shares outstanding - basic	2,755	2,720	2,751	2,719
Effect of potentially dilutive shares	—	—	—	—

Weighted average in outstanding shares - dilutive	2,755	2,720	2,751	2,719

Due to the Company’s net loss for the three and six months ended June 30, 2008 and 2007, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive.

11. Stock-Based Compensation

Total stock-based compensation expense by type of award is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	$53	$39	$54	$115
Restricted stock awards	64	59	125	98
Employee stock purchase plan	1	4	2	8

Total stock-based compensation expense	118	102	181	221
Tax effect on stock-based compensation expense	—	—	—	—

Net effect on loss from operations	118	102	181	221

There was no recorded tax effect on the recognition of stock-based compensation expense due to the Company’s significant operating loss carry-forward and valuation reserve. In addition, there was no effect on the presentation of the statement of cash flows as excess tax benefits from the exercise of stock options have not been recorded as the Company does not expect to be able to realize current period deductions of taxable income.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

Stock Options

The following table represents stock option activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2007	204,707	$10.44
Granted	71,000	7.68
Exercised	—	—
Forfeited/ Cancelled	(62,080)	8.52

Outstanding at June 30, 2008	213,627	10.08	2.83 years

Exercisable at June 30, 2008	113,927	$11.38	1.68 years

At June 30, 2008 there was no aggregate intrinsic value of stock options outstanding and exercisable as the exercise prices of the options were all greater than that of the average market price at the end of the period.

Restricted Stock Awards

The following table represents restricted stock awards activity for the year-to-date period ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	7,500	$7.90
Awarded	15,829	6.60
Vested	(10,032)	6.48

Nonvested at June 30, 2008	13,297	$7.46

At June 30, 2008, there was $21 of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized during fiscal 2008.

12. Related Party Transactions

The Company engages in certain related party transactions with the Company’s largest shareholder, Delta Products Corporation. Delta is a significant supplier to the Company. The Company’s related party transactions with Delta, for the six months ended June 30, 2008 include $77 in sales and $3,544 in purchases ($158 in sales and $3,476 in purchases for the six months ended June 30, 2007). At June 30, 2008, the Company had balances of $28 and $1,656 included in accounts receivable and accounts payable, respectively.

13. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the first six months of 2008, sales to three companies comprised 61.1% of total sales. Sales to our top customer included $7,247 in product and $1,424 in services, our second highest customer included $1,903 in product and $14 in services, and our third highest customer included $642 in product and $1,040 in services.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

For the first six months of 2007, sales to three companies comprised 65.6% of total sales. Sales to our top customer included $5,218 in product and $1,547 in services, our second highest customer included $1,118 in product and $2,045 in services, and our third highest customer included $2,268 in product and $17 in services.

14. Note Receivable

On April 28, 2008 the Company agreed to enter into a bridge loan with a strategic partner. The loan is expected to be converted into equity in the strategic partner in 2008. This loan is a non-interest bearing note in the amount of $250 thousand.

15. Reverse Stock Split

A reverse stock split of the Company’s common stock at a ratio of 1-for-10 shares occurred on May 7, 2008. The Company has retroactively restated all share related data in the financial statements including shares outstanding, shares issuable under warrants, shares under the Company’s stock-based compensation plans and loss per share amounts to reflect the effect of the reverse stock split.

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

Market conditions remain uncertain and difficult. In the recent past, several of our customers have engaged in mergers, acquisitions and divestitures, such as SBC acquiring AT&T, AT&T acquiring Bell South and Cingular, Alltel acquiring Western Wireless, and Sprint acquiring NEXTEL. Also, both Sprint Nextel and Alltel spun off their local wireline businesses to focus on their core wireless businesses. Recently Verizon has announced its intention to purchase Alltel. Currently, major wireline companies are focusing their capital expenditure spending on FTTC (fiber to the curb) and FTTN (fiber to the node) for both broadband and video services distribution, while wireless companies are focusing their capital expenditure spending on migration of acquired systems to the standards of the acquiring carrier, integrating networks, improving area coverage, deploying 3G data services and have begun to announce plans to deploy WIMAX and LTE networks.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

While the telecommunications market is extremely volatile, capital expenditure spending expanded by the mid single digits in 2007 and analysts have projected further growth in 2008 and 2009. We believe this growth forecast provides us with an opportunity to capitalize on our customers’ capital expenditure plans.

In 2008, we are targeting the capital expenditure growth in the wireless market. We have successfully ramped the midsized power products, which serve the wireless base station market, including both cabinet and hut applications. The midsized product platforms are standardized at 3 wireless operators.

The acquisition of Delta Products’ U.S. and Canadian Telecom Power business in 2006 added more cell site power solutions to our portfolio. The HDS3000 product provides customers with either +24V or -48V operation using a horizontal distribution architecture. Customer preferences for distribution architecture vary by region, so the HDS3000 offers a true complement to the vertical style used by PECO II plants.

Our R&D investment extends beyond traditional cell site applications. In 2007, the Company modified its 827E inverter system to address a specific application at a major wireline carrier and 2008 year-to-date revenues for this product have increased 19.4%. In June, we introduced our new small power platform at the NXTcomm08 trade show in Las Vegas. The Quantum™ Power System positions us as a player in the shelf power market segment and the fast growing outside plant broadband market. According to industry analyst Skyline Marketing, the size of this power market segment in the United States is estimated to be $269 million in 2008, reaching $450 million by 2011.

The Quantum platform is a 48-volt DC power system that combines high-density rectifiers, distribution and control in a sleek, low-profile shelf for optimized value to telecom carriers deploying fiber-to-the-node and traditional wireline architectures. Designed for the harsh outside plant environment, the Quantum system’s small footprint makes it ideal for cabinets where rack space is at a premium.

The Quantum Power System has several distinctive features that optimize the user experience. Our innovative QuickLoad™ feature enables the technician to rapidly configure the system. The system controller features a technician-friendly input control device and a display that can easily be read in difficult outdoor conditions. The rectifiers include our unique I-View™ faceplate indicators that report rectifier current and load-sharing status.

In addition to introducing the Quantum system, we also completed the design of a new cabinet for powering wireless base stations. The SC1172 battery cabinet occupies the same footprint as the previous vintage, but with nearly twice the battery capacity. The improved system density lowers operating expenses for the wireless carriers by reducing the requirements for site leases at cell towers.

With the introduction of our small power products, we have an exciting opportunity to grow our business in a space in which we have not competed in to date. By leveraging our industry leading responsiveness capability with this new technology platform provides our customers with another reason to rely on PECO II for its power requirements.

Our services group focused on hardening our solution portfolio to meet the power needs of out Tier I customer base. The revenue decline in 2008 was driven by reduced spending at two of our major customers.

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

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

We announced to customers at the end of June, plans to increase prices on non-contract items to compensate for the significant rise in the cost of key commodities such as copper, aluminum and sheet metal. The increase went into effect on August 4, 2008. The impact on the financial performance of our Company is contingent on product mix and order volumes.

Looking forward, we will continue to focus our efforts on delivering the services solutions our customers have come to expect from working with PECO II. This dedication has enabled us to minimize customer turn-over. We will continue to expand our services footprint on those opportunities that make the best utilization of our current available resources, and/or those that position us for success as our industry matures to the next level.

Results of Operations

The second quarter financial performance reflects solid in-year revenue growth for both products and services. Revenues for the quarter were the highest quarterly revenues recorded since the fourth quarter of 2006. Our net sales increased to $11.1 million and $20.1 million for the three and six months ended June 30, 2008, respectively, an increase of $0.5 million and $1.4 million, or 4.8% and 7.6%, respectively, compared to the corresponding prior year periods.

Product net sales were $8.5 million for the second quarter of 2008, an increase of $1.2 million, or 17.2%, compared to the second quarter of 2007. Product net sales were $15.8 million for the six months ending June 30, 2008, an increase of $2.6 million, or 20.1%, compared to the corresponding period in 2007. Product market share gains were realized among both our large Tier I customers as well as our general markets customers and was driven by gains in the wireless cellsite power and the inverter product lines.

Services net sales were $2.5 million for the second quarter of 2008, a decrease of $0.7 million, or 22.6%, as compared to the second quarter of 2007. Services net sales were $4.3 million for the six months ending June 30, 2008, a decrease of $1.2 million, or 22.3%, compared to the corresponding period in 2007. The decrease in sales year–to-date in the services segment was primarily from the revenue reduction in engineering and installation services provided for two key customers; however, during the second quarter one of the two customers began to spend at expected levels. In addition, we believe that our services net sales have been adversely impacted by customers that have been engaged in the consolidation occurring in the telecom industry. We do not believe that the reduction of services sales to our two key customers were market share losses.

As of June 30, 2008, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $6.2 million, a $0.2 million, or 2.6%, decrease from the comparable prior year period, but was a 37.3% increase of $1.7 million from December 31, 2007 and a 30.2% increase of $1.4 million from March 31, 2008. Product backlog of $4.0 million was a $0.1 million, or 3% increase from December 31, 2007 and was a $0.3 million, or a 7.0% increase from March 31, 2008, while services backlog was $2.2 million, a $1.6 million, or 252%, increase from December 31, 2007 and was a $1.2 million, or a 116.7% increase from March 31, 2008. Given the telecom seasonality, the second quarter is normally our highest quarter for sales orders in a given year. Second quarter 2008 bookings were 6.6% better than second quarter 2007.

Gross margin dollars were $1.5 million and $2.7 million, respectively, for the three and six months ended June 30, 2008, as compared to $1.8 million and $2.6 million, respectively, for the three and six months ended June 30, 2007. Gross margin as a percentage of net sales was 13.9% and 13.7% for the three and six months ended June 30, 2008, compared to 16.7% and 14.1%, respectively, for the comparable prior year periods. Second quarter gross margins were negatively impacted by the write-off of inventory totaling $0.3 million and the slow ramp of the services business that continued into the second quarter. We are currently performing a detailed review of product life cycles and we anticipate that we will discontinue a number of older products in the second half of 2008. Depending on customer needs, this elimination of certain product lines could lead to an additional inventory write-off of materials that will no longer be of use. We will take these charges to operating earnings once determined.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

For the quarter ended June 30, 2008, product gross margin was $1.1 million, or 12.6% of net product sales, as compared to $951 thousand, or 13.1% of net product sales for the corresponding period in 2007. The $1.1 million of gross margin includes the inventory write-down of $0.3 million noted above. We are targeting continued product gross margin improvements, excluding any inventory obsolescence charges in the second half of 2008, given the pricing actions we have taken and the rollout of our new small power product line.

The services gross margin was $465 thousand for the second quarter of 2008, or 18.2% of net services sales, as compared to $808 thousand, or 24.5% of net services sales for the second quarter of 2007, or a services gross margin decrease of 6.3%. The services gross margin deterioration was driven by lower than expected revenue performance in the quarter. The decrease in the services segment was primarily in engineering and installation services provided for two key customers. In both cases, we do not believe these were market share losses.

Second quarter 2008 operating expenses of $2.8 million are $0.1 million ahead of the first quarter of 2008 and are $0.2 million ahead of the second quarter of 2007. On a year–to-date basis operating expenses include $557 thousand of costs related to the development and rollout of our new small power product platform. The Quantum product is in lab trials, currently undergoing customer evaluations. We expect that these products will begin to be sold in the market in the third quarter and start generating revenues by the fourth quarter of 2008. We also expect our engineering expenses to decline somewhat in the second half of the year as we roll out our small power to market. We anticipate that our selling expenses will increase in the second half of the year as we invest in our go–to-market strategy for small power.

Research, development and engineering expense incurred was $678 thousand and $1.3 million respectively, for the three and six months ended June 30, 2008, up slightly from $495 thousand and $1.3 million, respectively for the three and six months ended June 30, 2007. As a percentage of net product sales, research, development and engineering expense was 8.0% for the quarter ended June 30, 2008, which was an increase of 1.2% from the second quarter of 2007. During the six months ending June 30, 2008, we have spent $557 thousand in developing our new small power platforms which is currently being introduced to the market. Our new product introduction cycles include, at times, significant out-of-pocket costs to bring new products to the market and as such, research, development and engineering expenses will continue to move up and down, period to period, as we introduce new products. The vast majority of the out-of-pocket costs in support of small power will have been incurred by September 30, 2008.

Selling, general and administrative expense was $2.1 million and $4.2 million for the three and six months ended June 30, 2008, as compared to $2.1 million and $4.6 million, respectively, for the comparable prior year period. As a percentage of net sales, selling, general and administrative decreased to 19.3% for the quarter ended June 30, 2008 compared to 19.8% in the comparable prior year period. As a percentage of net sales, we expect selling general and administrative expenses to continue at the current rate in the near term as we ramp our revenues from our new power platforms.

The second quarter 2008 net loss of $1.2 million was a reduction of approximately $0.2 million from the first quarter of 2008, and was primarily attributed to the sequential revenue growth, offset by increased inventory obsolescence charges of $0.3 million. The increased net loss, when compared to the second quarter of 2007, of $0.5 million was driven primarily by reductions in services gross margins of $0.3 million driven by the reduced business levels combined with the inventory obsolescence charge noted above.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Liquidity and Capital Resources

As of June 30, 2008, available cash and cash equivalents approximated $7.7 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at June 30, 2008 was $14.8 million, which represented a working capital ratio of 2.7 to 1, compared to $16.5 million at December 31, 2007, which represented a working capital ratio of 3.2 to 1. Capital expenditures for the six months ended June 30, 2008, totaled $46 thousand. We continue our efforts to conserve cash.

Cash flows used for operating activities for the six months ended June 30, 2008, was $82 thousand. This was primarily from the net loss, offset by reductions in working capital and other non-cash charges. There was $175 thousand of cash used for investing activities which was primarily from the issuance of the note receivable, offset by the sale of equipment sold as a result of outsourcing. Cash provided by financing activities was $8 thousand.

Cash flows provided by operating activities for the six months ended June 30, 2007, was $759 thousand. This was primarily from reductions in accounts receivable and inventory, offset by a net loss and decreases in accounts payable. There was $489 thousand of cash provided by investing activities which was primarily from the sale of equipment sold as a result of outsourcing. Cash provided by financing activities was $1.2 million, which included the pay off of our credit line and the transfer of our restricted cash to cash available as National City has limited its requirements regarding restricted PECO II, Inc. cash to borrowed funds only. The credit line had a zero balance as of June 30, 2007, making $3.5 million of cash available on the credit line.

Contractual Obligations

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, we established a $3.5 million deposit account with the bank. As of June 30, 2008, the balance on the line of credit was $0.

We do not currently plan to pay dividends.

Critical Accounting Policies and Estimates

In preparing the accompanying unaudited condensed consolidated financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. For a detailed discussion of the critical accounting policies and estimates, see the Management Discussion and Analysis included in our Annual Report. There were no significant changes in these critical accounting policies and estimates in the second quarter of 2008, except for the recently adopted accounting pronouncements as discussed below.

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

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2008, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, includes a detailed discussion of our risk factors, as updated by Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. The information presented below updates the information provided in Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Although our common shares are currently in compliance with The NASDAQ Stock Market’s continued listing standards, we cannot assure you that we will be able to maintain such compliance in the future.

From February 13, 2007, to May 22, 2008, we had not been in compliance with The NASDAQ Stock Market’s Marketplace Rule 4310(c)(4), which requires the Company to maintain a $1.00 per share minimum bid price. In an effort to regain compliance, our shareholders approved, and on May 7, 2008, we effectuated, a 1-for-10 reverse stock split. On May 22, 2008, we received a decision that NASDAQ would continue the listing of our common shares on The NASDAQ Stock Market. Although our common shares are currently in compliance with the NASDAQ Stock Market’s continued listing standards, we cannot assure you that we will continue to meet all continued listing standards in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PECO II held its Annual Meeting of Shareholders on Tuesday, May 6, 2008. At this meeting, the shareholders approved the following management proposals:

Proposal 1: The election of three directors in Class II for three-year terms and until their successors are duly elected and qualified.

	Number of Shares Voted
	FOR	WITHHOLD AUTHORITY
Albert Chang	19,619,890	1,889,709
John G. Heindel	19,539,004	1,970,595
Thomas R. Thomsen	16,909,506	4,600,093

Proposal 2: To approve a shareholder resolution to authorize the Board of Directors, in its sole and absolute discretion without further action of the shareholders, to amend the Company’s Amended and Restated Articles of Incorporation to implement a reverse stock split of the Company’s common shares, without par value, at a ratio of 1-for-10 at any time prior to December 31, 2008.

Number of Shares Voted
FOR	AGAINST	ABSTAIN	TOTAL
20,105,949	886,796	516,852	21,509,597

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

ITEM 6.	Exhibits

3.1	Amendment No. 1 to Amended and Restated Articles of Incorporation of the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	PECO II, Inc.

/s/ JOHN G. HEINDEL
John G. Heindel
Chairman, President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)