Form 10-Q
period 2008-09-30
PECO II INC
filed 2008-11-14
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding At October 31, 2008
Common Shares, without par value	2,810,059

PECO II, INC.

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,969	$7,935
Accounts receivable, net of allowance of $110 at September 30, 2008 and $90 at December 31, 2007	4,825	3,685
Inventories, net of allowance of $2,031 at September 30, 2008 and $1,906 at December 31, 2007	9,361	11,433
Cost and earnings in excess of billings on uncompleted contracts	1,012	514
Prepaid expenses and other current assets	321	263
Assets held for sale	43	219
Restricted cash	641	—

Total current assets	22,172	24,049

Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	7,251	7,251
Machinery and equipment	2,895	2,869
Furniture and fixtures	5,510	5,527

	15,851	15,842
Less-accumulated depreciation:	(11,651)	(11,360)

Property and equipment, net	4,200	4,482
Other assets:
Goodwill	1,470	1,515
Intangibles, net	3,016	3,822
Investment in joint venture	1	2
Note receivable	250	—

Total assets	$31,109	$33,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$641	$—
Accounts payable	4,349	4,485
Billings in excess of cost and estimated earnings on uncompleted contracts	392	510
Accrued compensation expense	1,145	722
Accrued income taxes	33	81
Other accrued expenses	1,734	1,800

Total current liabilities	8,294	7,598

Shareholders’ equity:
Common stock, no par value: 150,000,000 shares authorized; 2,756,252 and 2,739,157 shares issued at September 30, 2008 and December 31, 2007, respectively	3,508	3,475
Warrants	—	5,078
Additional paid-in capital	121,836	116,412
Accumulated deficit	(102,529)	(98,693)

Total shareholders’ equity	22,815	26,272

Total liabilities and shareholders’ equity	$31,109	$33,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales:
Product	$8,834	$7,871	$24,629	$21,022
Services	3,129	2,843	7,402	8,340

	11,963	10,714	32,031	29,362
Cost of goods sold:
Product	7,877	6,536	21,684	18,282
Services	2,560	2,341	6,078	6,610

	10,437	8,877	27,762	24,892
Gross margin:
Product	957	1,335	2,945	2,740
Services	569	502	1,324	1,730

	1,526	1,837	4,269	4,470
Operating expenses:
Research, development and engineering	622	485	1,932	1,820
Selling, general and administrative	2,146	1,952	6,297	6,549

	2,768	2,437	8,229	8,369

Loss from operations	(1,242)	(600)	(3,960)	(3,899)
Interest income, net	37	110	143	307

Loss before income taxes	(1,205)	(490)	(3,817)	(3,592)
Income tax expense	(9)	(17)	(19)	(44)

Net loss	$(1,214)	$(507)	$(3,836)	$(3,636)

Net loss per common share:
Basic and diluted	$(0.44)	$(0.19)	$(1.39)	$(1.34)

Weighted average common shares outstanding:
Basic and diluted	2,765	2,723	2,756	2,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,836)	$(3,636)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	1,142	1,253
Provision for bad debts	34	5
Provision for obsolete and excess inventories	929	287
Provision for product warranty	802	447
Gain on disposals of property and equipment	(5)	(128)
Asset impairments	66	—
Compensation expense from share-based payments	329	365
Working capital changes:
Accounts receivable	(1,174)	1,621
Inventories	1,143	2,008
Prepaid expenses and other current assets	(511)	521
Accounts payable other current liabilities	(755)	(1,390)

Net cash (used for) provided by operating activities	(1,836)	1,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(60)	(11)
Issuance of note receivable	(250)	—
Proceeds from sale of property and equipment	172	635

Net cash (used for) provided by investing activities	(138)	624

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer (to) from restricted cash	(641)	3,500
Net usage (repayments) under line of credit agreement	641	(2,249)
Repayment of capital leases	—	(66)
Proceeds from issuance of common shares - ESPP	8	16

Net cash provided by financing activities	8	1,201

Net change in cash	(1,966)	3,178
Cash and cash equivalents at beginning of period	7,935	5,259

Cash and cash equivalents at end of period	$5,969	$8,437

Supplemental disclosure of cash flow information:
Income taxes paid	$68	$61
Interest paid	10	20

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

2. Recently Adopted and Recently Issued Accounting Pronouncements

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

3. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

Net sales:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Product	$8,834	$7,871	$24,629	$21,022
Services	3,129	2,843	7,402	8,340

	$11,963	$10,714	$32,031	$29,362

Loss from operations:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Product	$(1,228)	$(484)	$(3,543)	$(3,478)
Services	(14)	(116)	(417)	(421)

Consolidated loss from operations	$(1,242)	$(600)	$(3,960)	$(3,899)

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

4. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2008 and December 31, 2007 are summarized below:

	September 30, 2008	December 31, 2007
Raw materials	$9,102	$11,270
Work-in-process	918	522
Finished goods	1,372	1,547

Gross inventory	11,392	13,339
Allowance for obsolete and excess inventory	(2,031)	(1,906)

Net inventory	$9,361	$11,433

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

5. Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$2,248	$1,767
Estimated earnings	546	446

	2,794	2,213
Less: Billings to date	2,174	2,209

	$620	$4

Included in the accompanying balance sheet under the following captions:

	September 30, 2008	December 31, 2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,012	$514
Billings in excess of costs and estimated earnings on uncompleted contracts	(392)	(510)

	$620	$4

6. Restricted Cash

The Company’s demand line of credit agreement requires a deposit account as collateral. The amount of the deposit account collateralized is based on the outstanding balance of the line of credit. As of September 30, 2008, there is an outstanding balance of $641 on the line of credit. As such, the portion of the deposit account collateralized is reflected as restricted cash in the accompanying balance sheet.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

7. Warrant

During 2006, the Company issued a warrant as part of the purchase price consideration for the Delta acquisition (see Note 3 of the Company’s most recent Annual Report on Form 10-K). The Warrant gave Delta the right to purchase up to 45% of the Company’s issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. The Warrant expired unexercised in September 2008.

8. Asset Impairment Charges and Assets Held for Sale

As disclosed in Note 6 of the Company’s most recent Annual Report on Form 10-K, the Company had recognized certain impairment charges for equipment and inventory related to the Company’s outsourcing of certain manufacturing operations. At December 31, 2007, the remaining carrying value of the asset group was $219 and is classified as “Assets held for sale” in the accompanying balance sheet. During the current year, the Company has been able to sell portions of the equipment and inventory as the outsourcing efforts progress. At September 30, 2008, the remaining carrying value of the asset group is $43.

9. Goodwill and Other Intangibles

Goodwill is summarized as follows:

	Services	Product	Total
Balance, December 31, 2007	$1,515	$—	$1,515
Adjustment for additional shares issuable under warrant	—	51	51
Impairment charges	—	(51)	(51)
Other write-offs of certain liabilities assumed	(45)	—	(45)

Balance, September 30, 2008	$1,470	$—	$1,470

Intangible assets are summarized as follows and relate to the product segment only:

Intangible Assets with Determinable Lives	September 30, 2008	December 31, 2007
Customer relationships	$2,000	$2,000
Supply agreement	3,700	3,700

Total gross intangible assets	5,700	5,700
Less: Accumulated amortization	2,684	1,878

Intangibles, net	$3,016	$3,822

Amortization expense for the nine months ending September 30, 2008 and 2007 was $805 for both nine-month periods. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

10. Warranty

The Company’s warranty activity for the nine months ended September 30, 2008 and 2007 are summarized below:

	For the Nine Months Ended September 30,
	2008	2007
Accrued warranty cost, beginning of period	$908	$913
Warranty provision	802	447
Warranty claims	(754)	(439)

Accrued warranty cost, end of period	$956	$921

11. Contingencies

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

12. Loss Per Share

The number of shares outstanding for calculation of loss per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Shares in thousands)	2008	2007	2008	2007
Weighted-average shares outstanding - basic	2,765	2,723	2,756	2,720
Effect of potentially dilutive shares	—	—	—	—

Weighted average in outstanding shares - dilutive	2,765	2,723	2,756	2,720

Due to the Company’s net loss for the three and nine months ended September 30, 2008 and 2007, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

13. Stock-Based Compensation

Total stock-based compensation expense by type of award is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	$101	$72	$155	$187
Restricted stock awards	46	68	171	166
Employee stock purchase plan	1	4	3	12

Total stock-based compensation expense	148	144	329	365
Tax effect on stock-based compensation expense	—	—	—	—

Net effect on loss from operations	148	144	329	365

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

Stock Options

The following table represents option activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2007	204,707	$10.44
Granted	71,000	7.68
Exercised	—	—
Forfeited/ Cancelled	(75,805)	8.94

Outstanding at September 30, 2008	199,902	10.03	2.76 years

Exercisable at September 30, 2008	110,902	$11.37	1.73 years

At September 30, 2008 there was no aggregate intrinsic value of stock options outstanding and exercisable as the exercise prices of the options were all greater than that of the average market price at the end of the period.

Restricted Stock Awards

The following table represents restricted stock awards activity for the year-to-date period ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	7,500	$7.90
Awarded	25,677	5.37
Vested	(26,880)	5.71

Nonvested at September 30, 2008	6,297	$6.91

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per share data)

At September 30, 2008, there was $21 of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized during fiscal 2008.

14. Related Party Transactions

The Company engages in certain related party transactions with the Company’s largest shareholder, Delta Products Corporation. Delta is a significant supplier to the Company. The Company’s related party transactions with Delta, for the nine months ended September 30, 2008 include $133 in sales and $6,071 in purchases ($193 in sales and $5,370 in purchases for the nine months ended September 30, 2007). At September 30, 2008, the Company had balances of $56 and $579 included in accounts receivable and accounts payable, respectively.

15. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the first nine months of 2008, sales to three companies comprised 62.2% of total sales. Sales to our top customer included $11,290 in product and $2,150 in services, our second highest customer included $3,252 in product and $58 in services, and our third highest customer included $606 in product and $2,567 in services.

For the first nine months of 2007, sales to three companies comprised 64.9% of total sales. Sales to our top customer included $8,789 in product and $1,958 in services, our second highest customer included $1,380 in product and $2,875 in services, and our third highest customer included $3,977 in product and $80 in services.

16. Note Receivable

On April 28, 2008, the Company loaned a strategic partner $250 through a non-interest bearing Cognovit Promissory Note, which the Company had expected to convert into equity of the strategic partner during 2008. On October 22, 2008, the Company and the strategic partner amended the terms of the Cognovit Promissory Note, which eliminated the conversion to equity feature, changed the interest rate to 8% per annum, added $10 to the principal balance, and extend the due date on $250 of the principal until April 30, 2010, with the balance due on April 30, 2011.

17. Reverse Stock Split

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

References to “we,” “us,” “our,” “the Company,” or “PECO II” refer to PECO II, Inc. unless the context indicates otherwise.

Overview

PECO II, Inc. was organized in 1988 for the purpose of acquiring the assets of ITT’s communications power product business. Today, we provide solutions to our telecommunications customers through a variety of products and services in order to meet their cost, quality, productivity and capacity challenges. As part of this process, we design and manufacture communications specific power products. We also provide on-site E&I, systems integration, installation, maintenance, and monitor service to our customers. Our power systems provide a primary supply of power to support the infrastructure of communications service providers, including local exchange carriers, long distance carriers, wireless service providers, internet service providers and broadband access providers. Our power distribution equipment directs this power to specific customer communications equipment. Our systems integration business provides complete built-to-order communications systems assembled and installed pursuant to customer specifications and incorporating other manufacturers’ products.

Market conditions remain uncertain and difficult. In the recent past, several of our customers have engaged in mergers, acquisitions and divestitures, such as SBC acquiring AT&T, AT&T acquiring Bell South and Cingular, Alltel acquiring Western Wireless, and Sprint acquiring NEXTEL. Also, both Sprint Nextel and Alltel spun off their local wireline businesses to focus on their core wireless businesses. Recently Verizon has announced its intention to purchase Alltel, AT&T has announced its intention to acquire Centennial, and CenturyTel is planning to merge with Embarq. Currently, major wireline companies are focusing their capital expenditure spending on FTTC (fiber to the curb) and FTTN (fiber to the node) for both broadband and video services distribution, while wireless companies are focusing their capital expenditure spending on migration of acquired systems to the standards of the acquiring carrier, integrating networks, improving area coverage, deploying 3G data services and have begun to announce plans to deploy WIMAX and LTE networks.

While the telecommunications market is extremely volatile, capital expenditure spending expanded by the mid single digits in 2007 and analysts have projected further growth in 2008. The current economic environment is causing many companies to forecast a downturn in spending in the near future. Notwithstanding this possible slowdown, we believe that our capabilities combined with our market position will afford us the opportunity to take market share even in a slowing economy.

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

Our R&D investment extends beyond traditional cell site applications. In 2007, the Company modified its 827E inverter system to address a specific application at a major wireline carrier and 2008 year-to-date revenues for this product have increased 26%. In June, we introduced our new small power platform at the NXTcomm08 trade show in Las Vegas. The Quantum™ Power System positions us as a player in the shelf power market segment and the fast growing outside plant broadband market. According to industry analyst Skyline Marketing, the size of this power market segment in the United States is estimated to be $269 million in 2008, reaching $450 million by 2011.

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

During the third quarter, we continued to develop features for the Quantum Power System. New developments included additional distribution options and configurations that enabled the product to be deployed in more diverse applications. First orders and subsequent installations for the Quantum Power System were received from a major wireline carrier. The Quantum system will be deployed in two applications to power different network elements. Additionally, systems were quoted to 10 other customers during the third quarter. Lastly, we augmented our field sales team by adding a seasoned veteran in the Tier 2 and nontraditional service provider markets resulting in a marked increase in quoting opportunities over the last four weeks of the third quarter with the trend continuing into the first half of the fourth quarter.

We also introduced the high-capacity 5069HC BDFB (battery distribution fuse bay) in September 2008. The 5069HC is a modular power distribution solution offering 66 percent improvement in current capacity. The 5069HC features an industry-leading 1000 Amps per panel, enabling telecom power engineers to significantly lower the cost of powering and cabling new high-power network elements such as routers, optical equipment and broadband delivery systems. The 5069HC also achieved NEBS certification during the quarter.

During the third quarter 2008, we achieved TL9000 recertification. The certification process included evaluation of our core business processes based on TL9000 Quality Management System Requirements Release 4.0, an upgrade over previous assessments. The TL9000 standard defines the telecommunications quality system requirements for the design development, production, delivery, installation and maintenance of products and services.

Our services group focused on hardening our solution portfolio to meet the power needs of our Tier I customer base. The revenue decline in 2008 was driven by reduced spending at two of our major customers.

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

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Results of Operations

The third quarter financial performance reflects solid in-year revenue growth for both products and services. Revenues for the quarter were the highest quarterly revenues recorded since the third quarter of 2006. Our net sales increased to $12.0 million and $32.0 million for the three and nine months ended September 30, 2008, respectively, an increase of $1.2 million and $2.7 million, or 11.7% and 9.1%, respectively, compared to the corresponding prior year periods.

Product net sales were $8.8 million for the third quarter of 2008, an increase of $0.9 million, or 12.2%, compared to the third quarter of 2007. Product net sales were $24.6 million for the nine months ending September 30, 2008, an increase of $3.6 million, or 17.2%, compared to the corresponding period in 2007. Product market share gains were realized among both our large Tier I customers as well as our general markets customers.

Services net sales were $3.1 million for the third quarter of 2008, an increase of $0.3 million, or 10.1%, as compared to the third quarter of 2007. Services net sales were $7.4 million for the nine months ending September 30, 2008, a decrease of $0.9 million, or 11.2%, compared to the corresponding period in 2007. The decrease in sales year to date in the services segment was attributable primarily to reduced spending by two customers during the first six months of 2008. During the third quarter, spending recovered to expected levels at one of these two customers.

As of September 30, 2008, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $5.7 million, a $0.2 million, or 3.8%, increase from the comparable prior year period, and was a 25.1% increase of $1.1 million from December 31, 2007 and an 8.9% decrease of $0.6 million from June 30, 2008. Product backlog of $3.9 million was a $0.1 thousand, or 0.4% decrease from December 31, 2007 and was a $0.1 million, or a 3.3% decrease from June 30, 2008, while services backlog was $1.8 million, a $1.2 million, or 184%, increase from December 31, 2007 and was a $0.4 million, or a 19.2% decrease from June 30, 2008. Due to the seasonality of the telecom industry, we generally receive the greatest number of sales orders during the second quarter. Thus, backlogs at the end of the third quarter are generally expected to decrease from the backlogs at the end of the second quarter. The increase in period-over-period backlogs was primarily due to growth in the wireless midsized power portion of the product business segment. Third quarter 2008 bookings were 16.7% better than third quarter 2007.

Gross margin dollars were $1.5 million and $4.3 million, respectively, for the three and nine months ended September 30, 2008, as compared to $1.8 million and $4.5 million, respectively, for the three and nine months ended September 30, 2007. Gross margin as a percentage of net sales was 12.8% and 13.3% for the three and nine months ended September 30, 2008, compared to 17.1% and 15.2%, respectively, for the comparable prior year periods. Third quarter gross margins were negatively impacted by the write-off of inventory totaling $0.4 million. We are currently performing a detailed review of product life cycles and we anticipate that we will discontinue a number of older products in the fourth quarter of 2008. Depending on customer needs, this elimination of certain product lines could lead to an additional inventory write-off of materials that will no longer be of use. We will take these charges to operating earnings once determined and the impact could be significant.

For the quarter ended September 30, 2008, product gross margin was $1.0 million, or 10.8% of net product sales, as compared to $1.3 million, or 17.0% of net product sales for the corresponding period in 2007. The $1.0 million of product gross margin includes the inventory write-down of $0.4 million noted above. We continue to target product gross margin for improvement with the pricing actions we have taken and the rollout of our new small power product line, although any improvement may be offset by inventory obsolesence charges in the fourth quarter.

Services gross margin was $0.6 million for the third quarter of 2008, or 18.2% of net services sales, as compared to $0.5 million, or 17.7% of net services sales for the third quarter of 2007, or a services gross margin increase of 0.5%. The services gross margin increase was primarily driven by revenue growth in the quarter.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Third quarter 2008 operating expenses of $2.8 million are $0.3 million greater than third quarter of 2007 operating expenses. On a year to date basis, operating expenses include $1.0 million of costs related to the development and rollout of our new small power product platform. We expect our engineering expenses to decline somewhat in the fourth quarter of the year as we roll out our small power to market. We also anticipate that our selling expenses will increase in the fourth quarter as we invest in our go-to-market strategy for small power.

Research, development and engineering expense incurred was $0.6 million and $1.9 million respectively, for the three and nine months ended September 30, 2008, up slightly from $0.5 million and $1.8 million, respectively for the three and nine months ended September 30, 2007. As a percentage of net product sales, research, development and engineering expense was 7.0% for the quarter ended September 30, 2008, which was an increase of 0.8% from the third quarter of 2007. During the nine months ending September 30, 2008, we have spent $1.0 million in developing our new small power platforms, which is currently being introduced to the market. Our new product introduction cycles include, at times, significant out-of-pocket costs to bring new products to the market and as such, research, development and engineering expenses will likely continue to move up and down, period to period, as we introduce new products.

Selling, general and administrative expense was $2.1 million and $6.3 million for the three and nine months ended September 30, 2008, as compared to $2.0 million and $6.5 million, respectively, for the comparable prior year period. As a percentages of net sales, selling, general and administrative decreased to 17.9% for the quarter ended September 30, 2008, as compared to 18.2% in the comparable prior year period. We expect selling expenses to grow in the near term as we ramp our revenues from our new power platforms.

The third quarter 2008 net loss of $1.2 million is in line with the net loss from the second quarter of 2008 and was primarily attributed to the sequential revenue growth, offset by increased inventory obsolescence charges of $0.4 million. The increased net loss, when compared to the third quarter of 2007 loss of $0.5 million was driven primarily by reductions in product gross margins of $0.4 million that was attributable to the inventory obsolescence charge noted above.

Liquidity and Capital Resources

As of September 30, 2008, available cash and cash equivalents approximated $6.0 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at September 30, 2008 was $13.8 million, which represented a working capital ratio of 2.7 to 1, compared to $16.5 million at December 31, 2007, which represented a working capital ratio of 3.2 to 1. Capital expenditures for the nine months ended September 30, 2008, totaled $60 thousand. We continue our efforts to conserve cash.

Cash flows used for operating activities for the nine months ended September 30, 2008, was $1.8 million. This was primarily from the net loss and increase in accounts receivable, offset by reductions in inventory and other non-cash charges. There was $138 thousand of cash used for investing activities, which was primarily from the issuance of the note receivable, offset by the sale of equipment sold as a result of outsourcing. Cash provided by financing activities was $8 thousand.

Cash flows provided by operating activities for the nine months ended September 30, 2007, was $1.4 million. This was primarily from reductions in accounts receivable and inventory offset by a net loss and decreases in accounts payable and other current liabilities. There was $624 thousand of cash provided by investing activities, which was primarily from the sale of equipment sold as a result of outsourcing. Cash provided by financing activities was $1.2 million, which included the pay off of our credit line and the transfer of our restricted cash to cash available.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Cont.)

Contractual Obligations

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, we established a $3.5 million deposit account with the bank to cover any outstanding balance of the line of credit. As of September 30, 2008, the balance on the line of credit was $0.6 million. As such, $0.6 million of the deposit account is reflected as restricted cash.

We do not currently plan to pay dividends.

Critical Accounting Policies and Estimates

In preparing the accompanying unaudited condensed consolidated financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. For a detailed discussion of the critical accounting policies and estimates, see the Management Discussion and Analysis included in our Annual Report. There were no significant changes in these critical accounting policies and estimates in the third quarter of 2008, except for the recently adopted accounting pronouncements as discussed below.

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

Disclosure Controls and Procedures

As of September 30, 2008, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

10.1 Supply Agreement, dated September 29, 2008 between the Company and DEI* (Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated September 28, 2008 and filed on October 2, 2008)

31.1 Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Portions of this Exhibit have been given confidential treatment by the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	PECO II, Inc.

/s/ JOHN G. HEINDEL
John G. Heindel
Chairman, President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)