Form 10-K
period 2008-12-31
PECO II INC
filed 2009-03-31
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 000-31283

———————

PECO II, INC.

(Exact name of registrant as specified in its charter)

———————

Ohio	34-1605456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1376 State Route 598, Galion, Ohio 44833

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (419) 468-7600

———————

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value	Nasdaq
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

———————

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐  (Don’t check if a smaller reporting company)    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common shares, without par value, held by non-affiliates of the registrant was approximately $5.8 million on June 30, 2008.

On March 15, 2009, the registrant had outstanding 2,832,853 of its common shares, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

Page

PART I

Item 1       Business

1

Item 1a     Risk Factors

8

Item 1b     Unresolved Staff Comments

12

Item 2       Properties

12

Item 3       Legal Proceedings

12

Item 4       Submission of Matters to a Vote of Security Holders

12

PART II

Item 5       Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

13

Item 6       Selected Financial Data

13

Item 7       Management’s Discussion and Analysis of Financial Condition And Results of Operations

13

Item 7a     Qualitative and Quantitative Disclosure About Market Risk

20

Item 8       Financial Statements and Supplementary Data

20

Item 9       Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

40

Item 9a(T) Controls and Procedures

40

Item 9b     Other Information

40

PART III

Item 10     Directors, Executive Officers and Corporate Governance

41

Item 11     Executive Compensation

41

Item 12     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

41

Item 13     Certain Relationships and Related Transactions, and Director Independence

41

Item 14     Principal Accounting Fees and Services

41

PART IV

Item 15     Exhibits, Financial Statement Schedules

42

Signatures

43

Independent Registered Public Accounting Firm’s Report

S-1

Schedule II—Valuation and Qualifying Accounts

S-2

Exhibit Index

E-1

PART I

 ITEM 1—BUSINESS

All references to “we,” “us,” “our,” “PECO II,” or the “Company” in this Annual Report on Form 10-K mean PECO II, Inc.

PECO II, Inc. was incorporated in Ohio in 1988. Our headquarters is located at 1376 State Route 598 in Galion, Ohio 44833 and our telephone number is (419) 468-7600. Our corporate web site address is www.peco2.com.

In 1988, we acquired the assets of ITT’s communications power product business. In August 2000, we completed an initial public offering of 575,000 of our common shares (on a post-split basis), resulting in net proceeds to us of $78.3 million. We made two strategic acquisitions in 2001 to expand our engineering and installation, or E&I, services capabilities. In June 2001, we acquired Thornton Communications and in August 2001, we acquired JNB Communications. On March 28, 2006, the Company acquired the assets related to the Telecom Power Division of Delta Products Corporation, which consisted of certain wireline and wireless communications providers contracts and related inventory and assumed the liabilities associated therewith. In exchange, we issued 474,037 of our common shares (on a post-split basis) without par value (the “Primary Shares”) and a warrant to purchase up to approximately 1.3 million of our common shares, or such other number of shares that, when aggregated with the Primary Shares, represented 45% of our issued and outstanding shares of common stock. The warrant expired unexercised in September 2008.

We offer solutions to our telecommunication customers’ cost, quality, productivity and capacity challenges by providing on-site E&I systems integration, installation, maintenance and monitoring services and by designing, assembling and marketing communications specific power products. The products we offer include power systems, power distribution equipment and systems integration products. Our power systems provide a primary supply of power to support the infrastructure of communications service providers, including local exchange carriers, long distance carriers, wireless service providers, internet service providers and broadband access providers. Our power distribution equipment directs this power to specific customer communications equipment. Our systems integration business provides complete built-to-order communications systems assembled and installed pursuant to customer specifications and incorporating other manufacturers’ products. Our operations are organized within two segments: services and products. You can find more information regarding our two business segments in Note 2 to our consolidated financial statements located in Item 8 “Financial Statements and Supplementary Data” below.

Market Overview

We participate in the global telecommunication marketplace (wireline & wireless) with the majority of our current revenue being generated in North America. Our customers’ network power needs are influenced by numerous factors, including size of the organization, number and types of technology systems deployed in the network and geographic coverage. The North American market consists of multiple segments that include Regional Bell Operating Companies (RBOCs), Independent Telephone Companies (IOCs), Inter-exchange Carriers/Competitive Access Providers, Wireless, Cable TV, Private Network/Enterprise, and Government.

Wireline companies, including the RBOCs and IOCs, continue to upgrade their respective networks to meet the increasing demands of their local service area. These carriers have been increasingly offering broadband access and triple play services. Most are currently deploying a next generation high-speed architecture such as FTTN (fiber to the node) or FTTP (fiber to the premises) in order to compete against the cable companies and the hybrid service offerings from local wireless providers.

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

Wireless providers continue to build and expand. As a result of mergers and acquisitions within the wireless segment, there are four large North American organizations competing for the largest growth sector among individual subscribers. In 2004, wireless subscribers passed the number of wireline subscribers. Wireless providers will likely continue to invest in infrastructure to move closer to their subscriber base, fill coverage gaps, and add traffic capacity, as well as upgrade facilities to provide the latest subscriber services via high speed wireless technologies such as EVDO (Evolution Version Data Only), HSPA (High Speed Packet Access), and UMTS (Universal Mobile Telecommunications System). Several carriers have announced plans to begin introducing 4G solutions in 2009. The two primary 4G solutions are LTE (Long Term Evolution) and WiMAX (Worldwide Interoperability for Microwave Access).

Cable TV companies have traditionally offered video services to their subscriber base. However, in the past several years they have expanded to offer high speed data access that competes with the incumbent telephone company’s DSL service.  New high-speed data/video infrastructure builds are underway to offer VOIP (Voice Over Internet Protocol), and wireless services and protect their market from the new video and data offerings currently planned by the local incumbent telephone company.

The Private Network/Enterprise market traditionally had been focused on providing in-building dial tone services to commercial organizations, but has now expanded offerings based on evolving IT technology and business requirements. Steady growth in the Enterprise market is anticipated to continue to occur over the next five years as new services such as in-building wireless, video conferencing, and web page commerce are introduced. A key enabler of these new services is improvements in the support infrastructure to maintain these services during critical power failures.

The Government market is undergoing continued changes, especially as a result of the terrorist attacks of 2001. Communication infrastructure redesign is currently underway on a federal, state, and local basis. The current Homeland Security communication infrastructure build is expected to continue for the next several years. As a result of the American Recovery and Reinvestment Act, additional spending is expected in both government and carrier networks.

There has been significant and material consolidation within the Service Provider market segment, which is predicted to continue into 2010. This consolidation has reduced the actual number of Service Provider customers while significantly increasing their purchase power. Four of our largest customers several years ago are now one customer. This provides both new opportunities and risks in budget distractions driven by focused synergy efforts to provide significant cost savings across the new organization.

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

•

improve our ability to touch more customers through the Company’s indirect sales channel capability;

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

Products

We continued to transform our product offering in 2008. We filled a key product category gap by developing two new small power platforms to address the growing market for broadband outside plant and network edge power solutions. The size of the small, or micro, power market in the U.S. was estimated to be $269 million in 2008, and estimated to reach $450 million by 2011, according to industry analyst Skyline Marketing. The development of these two platforms will position the Company to participate in this high growth sector during 2009 and beyond.

The two small product platforms are the Quantum™ Power System and the MPS Micro Power System. The Quantum platform is a 48-volt DC power system that combines high-density rectifiers, distribution and control in a sleek, low-profile shelf. It is optimized for telecom carriers deploying FTTN and traditional wireline architectures. Designed for the harsh outside plant environment, the Quantum system’s small footprint makes it ideal for cabinets where rack space is at a premium. Both 23” and 19” Integrated Shelves were developed in 2008, along with a variety of distribution options. The Quantum system achieved NEBS Level 3 Certification in December. Limited deployment of the product began the fourth quarter of 2008.

We also introduced the MPS10 Micro Power System, a small power system designed for the network edge. The low profile system supplies up to 18 Amps of current at 48V in a 1RU shelf by 19” wide shelf. The system contains up to three 6 Amp rectifiers, integrated distribution and a system controller. The controller provides standard DC power system management along with battery management, as well as an optional SNMP interface. Integrated distribution, equipped with eight GMT fuses and a battery disconnect fuse, minimizes the size of the overall system, making it ideal for use in space-constrained remote cabinet applications. A primary application for the MPS10 is powering triple play solutions for multiple dwelling unit applications. We began customer trials during the fourth quarter of 2008.

In addition to the small power solutions, we formally launched our outside plant cabinet product line at the OSP Expo 2008 trade show in October. The SC Series of wireless power cabinets includes eight environmental controller OSP enclosures configured with DC power systems and/or batteries to provide battery backup and site support for wireless cell site applications. Ranging in height from 47” to 86”, the SC cabinets are designed to align with existing OEM radio cabinet systems. The cabinets can be configured with an assortment of PECO II power systems and batteries to provide backup for either +24V or -48V installations. Several customers have already successfully deployed SC cabinets in a variety of applications throughout the country.

We also introduced the high capacity 5069HC BDFB (battery distribution fuse bay) in September 2008. The 5069HC is a modular power distribution solution offering 66% improvement in current capacity. The 5069HC features an industry-leading 1,000 Amps per panel, enabling telecom power engineers to significantly lower the cost of powering and cabling new high-power network elements such as routers, optical equipment and broadband delivery systems. The 5069HC achieved NEBS Level 3 Certification during the third quarter, followed by customer lab evaluations in the fourth quarter of 2008. The product is poised to benefit from the carriers’ increasing deployment of broadband, fiber and IP switching equipment in the central office.

Our major product categories and building blocks are defined below:

Product Category	Purpose	Range of Products
Battery Plants	Convert and distribute power to run network equipment while storing energy in rechargeable batteries to be used in the event of an alternating current, or AC, input failure.

With capacities ranging from 3 to 10,000 Amperes, these systems are engineered for use in a wide number of applications, including central office, cellular, fiber optic, microwave, and broadband networks.

Rectifiers	Convert incoming AC power to DC power.

Our broad collection of rectifiers includes modules designed for larger applications as well as compact “hot swappable” modular switchmode rectifiers designed to be added or replaced without powering down the system.

Power Distribution Equipment	Distribute and limit power from a centralized power plant to various loads or end uses.

We offer a wide range of products from large battery distribution fuse boards, which provide intermediate distribution in applications where large power feeds from a power plant need to be split into smaller distributions, to smaller distribution circuits cabled directly to the load.

Converter Plants	Convert one voltage of DC power to another voltage of DC power.	Various models are available utilizing modules that provide 24V-48V and 48V-24V conversions.
Inverter Plants	Convert voltage from DC to AC power suitable for end-use applications. Provides continuous AC power in the event of a utility interruption.	Numerous systems are available based on our 1.2 kW modular “hot swappable” and “redundant” modules.
Monitoring	Monitor and report the performance of power systems and office environmental conditions.	Monitoring options can be included with power plants or as standalone products.

Services

In 2008, we continued our efforts to address the needs of our Tier I customer base. We strengthened our Central Office/Mobile Switching Center reputation and skill set by expanding out to new customers and markets. We expanded our cell site service capabilities, resulting in the award of Power turn key cell site deployment services contracts from Tier I wireless carriers. Additionally, we were awarded a renewal and major expansion of an existing contract with a Tier I provider. We continue to emphasize skill set expansion to deepen our solution set within our embedded customer base, while assisting with the establishment of new services offerings that will enable us to expand beyond our current power centric wireline/wireless reputation. Our portfolio of services solutions include:

•

Capital Deployment Engineering & Installation Services

o

DC Power (PECO II or other OEM products)

•

Large and Small Power Plants

•

Battery Install/Testing/Removals

•

Converter and/or Inverter Plants

o

Transmission

•

Project Management

o

Multi-site Network Build Plans

o

Multi-site Maintenance and Emergency Support Services

•

After Market Services

o

Cell Site/Remote Terminal Services

•

Power, Grounding, Site Expansion Audits

•

Preventative Maintenance Programs

o

Central Office/Main Switching Office Services

•

Power & Grounding Audits

•

Preventative Maintenance Program

o

Depot & Field Repair Services of DC Power Equipment

•

Advance Exchange

•

Product Upgrade & Refurbishment

•

Staffing Services within Wireline & Wireless Telecommunication Sector

o

Engineering Personnel

o

Installation Personnel

o

Technical & Field Personnel

We will strive to continue to develop and enhance these services to maintain our strong quality and professional services reputation within the telecommunication industry.

Marketing and Sales

In 2008, our focus was on growing the business; we increased business with existing customers, added channel partners to reach additional customers and looked to Original Equipment Manufacturer (OEM) partners in order to provide full turnkey solutions to the market place. Our sales force is located throughout the United States and calls directly on our National Carrier customers, as well as providing local sales support to our manufacture representatives and Value Added Resellers (VARs). Our go to market model includes a National Account focus driving new product introductions, product standardizations and approvals as well as positioning PECO II and developing relationships throughout the customer’s corporate group that provide us visibility and opportunity to expand our relationships. Our regional sales efforts focus growing business geographically and increasing our presence in those regions.

VARs and manufacture representatives are utilized as both a channel to Tier II and III customers, as well as to augment our overall account and market strategy. Distributors are utilized to support the local needs of our customer base as required. This channel supports local carriers and installation groups who have established purchasing practices with the local branch.

Marketing and Product Line Management are located at our headquarters in Ohio and are responsible for all pricing, promotion, and the coordination of all next generation product and services offerings. We identify product needs from the marketplace through feedback from our customers, our sales personnel, in house engineering staff, and services managers, as well as our strategic partners. We actively participate in industry trade shows as required to communicate to our target market.

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

In 2008, the wireless carriers provided us with over 65% of our revenue. The major portion of this revenue came from manufactured products (power systems and outside plant cabinets), however, we continue to see an increasing demand and corollary growth with our services portfolio (engineering, installation, maintenance contracts, site audits, and training). We provide aforementioned services to companies such as: Sprint Nextel, Verizon Wireless, Alltel, Centennial Wireless and AT&T.

The RBOCs made up 14% of our 2008 revenue. Customers that we serve in this segment include: AT&T, Verizon and Qwest.

The Independent Telephone Company market made up 16% of our 2008 revenue, and included a healthy mix of services along with our traditional manufactured products.

The remaining revenue comes from a large number of other customers that can be classified as Competitive Access Providers, Inter-exchange Carriers, Government, Original Equipment Manufacturers, Cable TV, as well as international partners/service providers. Some of the customers included in this segment of our customer base include: Level 3, Time Warner Telephone, Nokia and BT.

Backlog

As of December 31, 2008, the unshipped customer order backlog totaled $2.5 million, compared to $4.4 million as of December 31, 2007. We expect to ship the entire December 31, 2008 backlog in 2009.

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

Suppliers and Raw Materials

Our suppliers of metal parts, cable assemblies, electrical components, modules and other sub-assemblies, are vital to our success. We continue to build on our current relationships and to cultivate new suppliers to ensure that we achieve advantageous product costs and improved delivery times that will make us more cost competitive in the marketplace. Cost improvements are achieved through advanced planning with the key suppliers to ensure materials are purchased at optimum quantities and by improving the overall supply chain cycle time from raw materials to finished assemblies and/or sub-assemblies. This will provide opportunities to better respond to customer needs, to provide quality products, and meet the ever-increasing demands for short delivery intervals.

As an example, over approximately the last five years the business relationship between PECO II and Delta was administered through a supply agreement. This supply agreement encouraged our R&D design group to work toward standardized product lines with an emphasis on modularity. Since the completion of the Delta U.S. and Canadian Telecom Power division asset acquisition, we have continued to strive for standardized components to streamline manufacturing processes and, in addition, effect a lower cost of goods sold.

Competition

Competition in the global marketplace is served by a number of local and global DC power organizations. These organizations can be broken down into full service providers, discount vendors, and new age vendors.  Many of our competitors have more engineering, manufacturing, marketing, financial, and personnel resources than us. We will continue to see disruption in this market space as competitors face the increasing challenges of a shrinking customer base with significantly larger buying power. We believe we will be successful in competing with other similar suppliers based on our long-term customer relationships, our flexibility to scale and respond to customer and market changes, our delivery and services capabilities, our ability to contain costs, and our price, reliability, and quality of product and services.

There are three full service vendors in North America: we are one of the three and Emerson and Lineage are the other two. Telecom carriers who utilize these full service vendors are looking for organizations that have a complete product portfolio, installation and services capabilities, as well as efficient and competitive cost structures. The full service vendors maintain the majority of the market share of the traditional telephone carrier organizations such as the RBOCs, Inter-exchange Carriers, as well as the large incumbent telephone organizations. In addition to the traditional carriers, these full service organizations also dominate the large Tier I wireless providers. Recognition and acceptance as a full service DC power vendor generally requires a long history of top customer relationships, as well as a large embedded base.

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

Employees

We presently have approximately 170 full-time employees. None of our employees are represented by a labor union. We have not experienced employment related work stoppages.

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

After significant deterioration earlier this decade, the global communications market stabilized in 2004 and experienced modest growth through 2008, as reflected in increased capital expenditures by service providers and growing demand for telecommunications services. Although we believe the overall market will continue to grow, the rate of growth could vary and is subject to substantial fluctuations, especially in times of overall economic uncertainty. Additionally, the specific market segments in which we participate may not experience the growth of other segments. If this were to continue to occur, or if there was a reduction in capital expenditures, our business, operating results, and financial condition may be adversely affected. If capital investment by service providers grows at a slower pace than we anticipate, our business, operating results and financial condition may be adversely affected. The level of demand by service providers can change quickly and can vary over short periods of time, including from month to month.

A small number of customers account for a high percentage of our net sales; there are only a small number of potential major customers in our primary market; and the loss of a key customer could have a negative impact on our operating results and cause our stock price to decline.

In any one quarter, it is typical for us to have three key customers that each account for over 10% of our revenues. In 2008, sales to our ten largest customers accounted for approximately 80% of net sales. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. In addition, almost all of our sales are made on the basis of purchase orders, and most of our customers are not obligated to purchase products or services from us. As a result of this customer concentration, our revenues and operating results may be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that accounted for significant sales in past periods, individually, or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. Further, such customers are concentrated in the communications industry and our future success depends on the capital spending patterns and the continued demand of such customers for our products and services. Additionally, any merger or acquisitions among our customers could impact future orders from such customers.

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

We could lose revenue opportunities if we do not decrease the time it takes us to fill our customers’ orders.

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

From February 13, 2007, to May 22, 2008, we had not been in compliance with The Nasdaq Stock Market’s Marketplace Rule 4310(c)(4), which requires the Company to maintain a $1.00 per share minimum bid price. In an effort to regain compliance, our shareholders approved, and on May 7, 2008, we executed a 1-for-10 reverse stock split. On May 22, 2008, we received a decision that Nasdaq would continue the listing of our common shares on The Nasdaq Stock Market. Although our common shares are currently in compliance with the Nasdaq Stock Market’s continued listing standards, we cannot assure you that we will continue to meet all continued listing standards in the future.

Ownership of our common shares is concentrated among a few shareholders, who may be able to exert substantial influence over our Company.

Our present officers and directors own outright approximately 19.9% of our common shares as of March 1, 2009. In particular, Messrs. Matthew P. Smith and James L. Green, and their respective affiliates, own outright approximately 17.0% of our common shares as of March 1, 2009. In addition, Delta International Holding Ltd. owns outright 474,037 shares or approximately 16.7% of our common shares. As a result, these shareholders have the potential to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such ownership may have the effect of delaying or preventing a change in control of our Company.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The following table sets forth certain information about our principal facilities:

Location	Approximate Square Feet	Uses	Owned/Leased
Galion, Ohio (A)	285,375	Principal executive and corporate office, sales and services office, and manufacturing and assembly	Owned
Canton, Georgia	12,343	Engineering, installation services and sales office	Leased
Richardson, Texas	2,000	Engineering services	Leased

———————

(A)

Includes the Galion, Ohio corporate office shell, which is listed for sale, 42,000 square feet.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares began trade on the Nasdaq Capital Market under the symbol “PIII.” The following table sets forth the high and low sales prices (on a post-split basis) of our common shares on the Nasdaq Capital Market for the periods set forth below:

2008	High	Low
First Quarter	$7.60	$5.50
Second Quarter	$8.50	$3.12
Third Quarter	$4.85	$3.28
Fourth Quarter	$4.44	$2.04

2007
First Quarter	$10.70	$7.10
Second Quarter	$8.60	$2.50
Third Quarter	$9.20	$6.00
Fourth Quarter	$9.00	$6.10

Holders

As of March 1, 2009, there were 520 holders of record of our common shares.

Dividends

We have not paid any dividends since our initial public offering in August 2000. We do not currently plan to pay dividends. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

Performance Graph

Not required for smaller reporting companies.

Recent Sales of Unregistered Securities

During the fourth quarter of 2008, no unregistered securities were sold.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During the fourth quarter of 2008, no repurchases were made.

ITEM 6—SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Market conditions remain uncertain and difficult. In the recent past, several of our customers have engaged in mergers, acquisitions and divestitures, such as SBC acquiring AT&T, AT&T acquiring Bell South and Cingular, Alltel acquiring Western Wireless, and Sprint acquiring NEXTEL. Also, both Sprint Nextel and Alltel spun off their local wireline businesses to focus on their core wireless businesses. Recently Verizon has concluded its purchase of Alltel, AT&T has announced its intention to acquire Centennial, and Century Tel is planning to merge with Embarq. Currently, major wireline companies are focusing their capital expenditure spending on FTTC (fiber to the curb) and FTTN (fiber to the node) for both broadband and video services distribution, while wireless companies are focusing their capital expenditure spending on migration of acquired systems to the standards of the acquiring carrier, integrating networks, improving area coverage, deploying 3G data services and have begun to announce plans to deploy WIMAX and LTE networks.

While the telecommunications market is extremely volatile, capital expenditure spending has expanded by the mid single digits in 2008 and analysts, given the economic uncertainty, are unsure regarding capital expenditure levels for 2009. The current economic environment is causing many companies to forecast a downturn in spending in the near future. Notwithstanding this possible slowdown, we believe that our capabilities, combined with our market position, will afford us the opportunity to take market share even in a slowing economy.

In 2008, we targeted the capital expenditure growth in the wireless market. We successfully ramped the midsized power products, which serve the wireless base station market, including both cabinet and hut applications. The midsized product platforms are standardized at 3 wireless operators. We believe our market share grew in 2008 given the overall product business revenue growth year over year.

Our R&D investment extended beyond traditional cell site applications.  In June, we introduced our new small power platform at the NXTcomm08 trade show in Las Vegas. The Quantum™ Power System positions us as a player in the shelf power market segment and the fast growing outside plant broadband market. According to industry analyst Skyline Marketing, the size of this power market segment in the United States is estimated to be $269 million in 2008, reaching $450 million by 2011.

The Quantum platform is a 48-volt DC power system that combines high-density rectifiers, distribution and control in a sleek, low-profile shelf for optimized value to telecom carriers deploying FTTN and traditional wireline architectures. Designed for the harsh outside plant environment, the Quantum system’s small footprint makes it ideal for cabinets where rack space is at a premium.

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

During the third quarter, we continued to develop features for the Quantum Power System. New developments included additional distribution options and configurations that enabled the product to be deployed in more diverse applications. First orders and subsequent installations for the Quantum Power System were received from a major wireline carrier. The Quantum system will be deployed in two applications to power different network elements. Additionally, systems were quoted to 10 other customers during the third quarter. Lastly, we augmented our field sales team by adding a seasoned veteran in the Tier II and nontraditional service provider markets resulting in a marked increase in quoting opportunities over the last four weeks of the third quarter with the trend continuing into the first half of the fourth quarter.

We also introduced the high-capacity 5069HC BDFB (battery distribution fuse bay) in September 2008. The 5069HC is a modular power distribution solution offering 66% improvement in current capacity. The 5069HC features an industry-leading 1000 Amps per panel, enabling telecom power engineers to significantly lower the cost of powering and cabling new high-power network elements such as routers, optical equipment and broadband delivery systems. The 5069HC also achieved NEBS certification during the quarter.

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

Our Services group focused on hardening our solution portfolio to meet the power needs of our Tier I customer base.  The revenue decline in 2008 was driven by reduced spending at two of our major customers. During the fourth quarter of 2008, we were notified of a contract renewal with a major Tier I customer. This renewal included a major expansion of work to be performed by us.

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

Looking forward, we will continue to focus our efforts on delivering the service solutions our customers have come to expect from working with PECO II. This dedication has enabled us to minimize customer turnover. We will continue to expand our Services footprint on those opportunities that make the best utilization of our current available resources, and/or those that position us for success as our industry matures to the next level.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Product revenues are recognized when customer orders are completed and shipped, title passes to the customer and collection is reasonably assured. Product sales sometimes include multiple items including services such as installation. In such instances, product revenue is not recognized until installation is complete and the product is made available for customer use. Services revenues on engineering and installation contracts and the costs for services performed are primarily recorded as the work progresses on a percentage of completion basis. Management believes that all relevant criteria and conditions are considered when recognizing sales.

Impairment of Long-Lived Assets

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

Product and Services Goodwill

Goodwill represents the excess of the purchase price paid over the value of net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if impairment indications arise.

During the fourth quarter of each year, the Company performs the annual impairment test. During 2007, the Company recognized an impairment charge of $4.4 million related to the product segment goodwill. The impairment charge was due to the decline in the PECO II stock price in 2007, combined with the continued weakness in carrier spending for the wireless segment, the product goodwill recognized as part of the Delta acquisition is fully impaired.  During 2008, the Company recognized an impairment charge of $1.5 million related to the services segment goodwill. The impairment charge was due to the continued weakness in carrier spending for the wireless segment, the services goodwill recognized as part of previous acquisitions is fully impaired.

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

Results of Operations

The following table shows, for the periods indicated, selected items and the percentage of net sales from our consolidated statement of operations.

	Year Ended December 31,
	2008			2007
Net sales:
Product	$31,554	75.6%		$26,683	71.2%
Services	10,189	24.4%		10,774	28.8%
	41,743	100.0%		37,457	100.0%
Cost of goods sold:
Product	26,552	63.6%		23,113	61.7%
Services	8,307	19.9%		8,556	22.8%
Asset impairments	—	—		(453)	(1.2	% )
Obsolete inventory write-off	2,146	5.1%		399	1.1
	37,005	88.6%		31,615	84.4%

Gross margin	4,738	11.4%		5,842	15.6%

Operating expenses:
Research, development and engineering	2,353	5.6%		2,296	6.1%
Selling, general and administrative	8,512	20.4%		8,506	22.7%
Impairment of goodwill	1,503	3.6%		4,426	11.8%
Impairment of idle facility	200	0.5%		220	0.6%
	12,568	30.1%		15,448	41.2%
Loss from operations	(7,830)	(18.7	% )	(9,606)	(25.6	% )
Interest income, net	171	0.4%		416	1.1%
Loss before income taxes	(7,659)	(18.3	% )	(9,190)	(24.5	% )
Income tax expense	(45)	( 0.1	% )	(43)	( 0.1	% )
Net loss	$(7,704)	(18.4	% )	$(9,233)	(24.6	% )

Net Sales. Net sales increased $4.3 million, or 11.4%, to $41.7 million for the year ended December 31, 2008 from $37.5 million for the year ended December 31, 2007. This increase was driven primarily by taking market share in the wireless cell site market. The lead times that customers require to deliver product to meet their needs is being shortened. The Company focuses its responsiveness capability on meeting these shortened intervals with a high degree of reliability. We believe that the product revenue growth in 2008 is directly attributed to the execution of this strategy. Additionally, during the fourth quarter of 2008, we were awarded new services work with a major service provider, which positions the services business for growth in 2009.

Net sales in our product segment increased by $4.9 million, with the result being $31.6 million for the year ended December 31, 2008 as compared to $26.7 million for year ended December 31, 2007.  This increase, as previously discussed, was primarily driven by taking market share with reliable responsiveness to delivery dates. New products, defined as those sold within the first 18 months of product introduction, accounted for 29% of our total product revenues in 2008. As of December 31, 2008, our product backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had decreased to $1.9 million from $3.8 million at December 31, 2007.

Net sales in our services segment decreased by $0.6 million, resulting in $10.2 million for year ended December 31, 2008 as compared with $10.8 million for year ended December 31, 2007. The decrease in revenues was primarily driven by one key customer’s delayed rollout of its 2008 program as discussed in our First Quarter 2008 Form 10-Q. As of December 31, 2008, our services backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $0.6 million, or flat with the year ended December 31, 2007.

Gross Margin. Gross margin dollars decreased to $4.7 million in 2008 as compared to a $5.8 million in 2007. Gross margin as a percentage of net sales decreased to 11.4% in 2008 as compared to 15.6% in 2007. This decrease included a charge of $2.1 million for obsolete and slow-moving inventory. This charge resulted from the completion of our strategic outsourcing initiative combined with product rationalization of our Legacy products. Adjusting for the obsolescence charges noted above, gross margins for 2008 were slightly better than 2007.

The product gross margin decreased to $2.9 million in 2008 as compared to $3.6 million in 2007. Product gross margin, as a percentage of product sales, decreased to 9.1% in 2008, compared to 13.6% in 2007, which included the impacts of the obsolescence charges noted above.

The services segment gross margin decreased to $1.9 million in 2008 as compared with the $2.2 million in 2007. Services gross margin as a percentage of services sales was 18.5% in 2008 as compared to 20.6% in 2007.  This decrease reflected the impact of the first quarter 2008 revenue decline incurred as a result of one key customer’s delay in its rollout of its 2008 program.

Research, Development and Engineering. Research, development and engineering expense increased slightly to $2.4 million in 2008 from $2.3 million in 2007, representing an increase of $0.1 million. As a percentage of net product sales, research, development and engineering expense decreased to 7.5% in 2008 from 8.6% in 2007. The decrease, as a percentage of revenues, reflected productivity increases realized as we continued our focus on process improvements throughout the business. The increase in overall spend was primarily attributed to the cost of bringing our new small power products to the market.

Selling, General and Administrative.  Selling, general and administrative expense remained flat at $8.5. As a percentage of net sales, selling, general and administrative expense decreased to 20.4% in 2008 from 22.7% in 2007. The decrease, as a percentage of revenues, reflected the productivity increases realized as we continued our focus on process improvements throughout the business.

Interest Income.  Interest income, net, was $171 thousand in 2008 compared to $416 thousand in 2007. Of this amount, interest expense was $14 thousand in 2008 compared to $22 thousand in 2007, while interest income decreased to $185 thousand in 2008 compared to $438 thousand in 2007. The decrease in interest income, net, in the current year was due primarily to less income from investments from reduced interest-earning balances and reductions of effective interest rates.

Income Taxes.  As a result of our significant continued operating losses in recent years, we have not been subject to significant income taxes and have a 100% valuation allowance for our net deferred tax assets. As such, our effective income tax rate was a negative 0.6% in 2008 compared to an effective rate of negative 0.5% in 2007.

Liquidity and Capital Resources

Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of December 31, 2008, available cash and cash equivalents approximated $5.8 million. Based on available funds and current plans, we believe that our available cash, borrowings and amounts generated from operations, will be sufficient to meet our cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

Working capital was $12.4 million at December 31, 2008, which represented a working capital ratio of 2.5 to 1, compared to $16.5 million at December 31, 2007. Our investment in inventories and accounts receivables was $12.9 million and $15.1 million at December 31, 2008 and 2007, respectively. Our capital expenditures were $0.07 million and $0.02 million in 2008 and 2007, respectively. Our budgeted capital expenditures for 2009 are $0.1 million as we remain focused on conserving cash. Accounts receivable days sales outstanding stood at 46 days at December 31, 2008, as compared to 48 days at December 31, 2007. The improvement in accounts receivable days sales outstanding was primarily the result of more customers taking advantage of discounts, which increased 0.1% as a percent of sales over 2007. Another factor was that more invoicing and payments were processed electronically, which increases the time to process and pay. At December 31, 2008, inventory days on hand, which represents gross inventory excluding impairments or reserves, was 145 days, as compared to 268 days on hand at December 31, 2007. The Company has invested in certain tools to assist in forecasting levels of required inventory to meet its customer requirements. These tools were implemented throughout 2008 and have resulted in a significant reduction in required inventory.

Cash flows used for operating activities were $3.0 million in 2008, compared to 2007 which had cash flows provided by operating activities of $559 thousand. This was primarily from the net loss, an increase in accounts receivable and a decrease in accounts payable and other liabilities, offset by reductions in inventory and other non-cash charges. There was $144 thousand of cash used for investing activities, which was primarily from the issuance of the note receivable, offset by the sale of equipment sold as a result of outsourcing. Cash provided by financing activities was $1.0 million.

We have an available line of credit agreement with National City Bank for borrowing up to $3.5 million. The line of credit requires certain amounts be restricted in an identified collateral account based on the outstanding balance due. As of December 31, 2008, there is an outstanding balance of $834 on the line of credit. As such, the portion of the deposit account collateralized is reflected as restricted cash in the accompanying balance sheet as of December 31, 2008.

We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We do not currently plan to pay dividends.

From February 13, 2007, to May 22, 2008, we had not been in compliance with The Nasdaq Stock Market’s Marketplace Rule 4310(c)(4), which requires the Company to maintain a $1.00 per share minimum bid price. In an effort to regain compliance, our shareholders approved, and on May 7, 2008, we executed, a 1-for-10 reverse stock split. On May 22, 2008, we received a decision that Nasdaq would continue the listing of our common shares on The Nasdaq Stock Market. Although our common shares are currently in compliance with the Nasdaq Stock Market’s continued listing standards, we cannot assure you that we will continue to meet all continued listing standards in the future.

We have operating leases covering certain office facilities, and equipment that expire at various dates through 2009. Future minimum annual lease payments required during the years ending in 2009 through 2011 under non-cancelable operating leases having an original term of more than one year are $221 thousand, $114 thousand and $4 thousand, respectively.

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

Not required for smaller reporting companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PECO II, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PECO II, Inc.

Galion, Ohio

We have audited the accompanying consolidated balance sheets of PECO II, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PECO II, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BATTELLE & BATTELLE LLP

Dayton, Ohio

March 27, 2009

PECO II, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,814	$7,935
Accounts receivable, net	4,366	3,685
Inventories, net	8,533	11,433
Cost and earnings in excess of billings on uncompleted contracts	622	514
Prepaid expenses and other current assets	266	263
Assets held for sale	28	219
Restricted cash	834	––
Total current assets	20,463	24,049
Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	4,628	4,628
Machinery and equipment	2,895	2,869
Furniture and fixtures	5,518	5,527
	13,236	13,219
Less-accumulated depreciation	(10,109)	(9,737)
Property and equipment, net	3,127	3,482
Other assets:
Idle facility	800	1,000
Goodwill	––	1,515
Intangibles, net	2,748	3,822
Investment in joint venture	1	2
Total assets	$27,139	$33,870
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$834	$––
Bank overdrafts	994	––
Accounts payable	3,387	4,485
Billings in excess of cost and estimated earnings on uncompleted contracts	235	510
Accrued compensation expense	923	722
Accrued income taxes	56	81
Other accrued expenses	1,633	1,800
Total current liabilities	8,062	7,598

Shareholders’ equity:
Common stock, no par value: 150,000,000 shares authorized; 2,816,527 and 2,739,157 shares issued at December 31, 2008 and 2007, respectively	3,573	3,475
Warrants	––	5,078
Additional paid-in capital	121,901	116,412
Accumulated deficit	(106,397)	(98,693)
Total shareholders’ equity	19,077	26,272
Total liabilities and shareholders’ equity	$27,139	$33,870

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007
Net sales:
Product	$31,554	$26,683
Services	10,189	10,774
	41,743	37,457
Cost of goods sold:
Product	26,552	23,113
Services	8,307	8,556
Asset impairments	—	(453)
Obsolete inventory write-off	2,146	399
	37,005	31,615

Gross margin	4,738	5,842

Operating expenses:
Research, development and engineering	2,353	2,296
Selling, general and administrative	8,512	8,506
Impairment of goodwill	1,503	4,426
Impairment of idle facility	200	220
	12,568	15,448
Loss from operations	(7,830)	(9,606)
Interest income, net	171	416
Loss before income taxes	(7,659)	(9,190)
Income tax expense	(45)	(43)
Net loss	$(7,704)	$(9,233)
Net loss per common share:
Basic and diluted	$(2.78)	$(3.39)
Weighted average common shares outstanding:
Basic and diluted	2,775	2,723

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Warrants	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders Equity
Balance, January 1, 2007	$3,447	$5,012	$116,004	$(89,460)	$35,003
Stock option exercises, stock purchase plan and restricted stock	28	––	(32)	—	(4)
Issuances from acquisition (Delta)	—	66	—	—	66
Share-based compensation	—	—	440	—	440
Net loss	––	––	––	(9,233)	(9,233)
Balance, December 31, 2007	$3,475	$5,078	$116,412	$(98,693)	$26,272
Stock option exercises, stock purchase plan and restricted stock	98	—	(96)	—	2
Issuances from acquisition (Delta)	––	51	—	—	51
Share-based compensation	—	—	456	—	456
Expired warrants	—	(5,129)	5,129	—	—
Net loss	––	––	––	(7,704)	(7,704)
Balance, December 31, 2008	$3,573	$—	$121,901	$(106,397)	$19,077

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,704)	$(9,233)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	1,494	1,659
Provision for bad debts	316	24
Provision for obsolete and excess inventories	2,146	399
Provision for product warranty	1,021	732
Goodwill impairment	1,503	4,426
Gain on disposals of property and equipment	(5)	(137)
Asset impairments	200	(233)
Compensation expense from share-based payments	456	440
Working capital changes:
Accounts receivable	(737)	2,902
Inventories	754	(775)
Prepaid expenses and other current assets	(31)	946
Accounts payable and other current liabilities	(2,396)	(591)
Net cash (used for) provided by operating activities	(2,983)	559

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71)	(20)
Issuance of note receivable	(260)	—
Proceeds from sale of property and equipment	187	1,214
Net cash (used for) provided by investing activities	(144)	1,194

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer (to) from restricted cash	(834)	3,500
Net usage (repayments) under line of credit agreement	834	(2,249)
Net increase in bank overdraft	994	—
Repayments of long-term debt and capital leases	—	(353)
Proceeds from issuance of common shares- ESPP	12	25
Net cash provided by financing activities	1,006	923
Net change in cash	(2,121)	2,676
Cash and cash equivalents at beginning of period	7,935	5,259
Cash and cash equivalents at end of period	$5,814	$7,935

Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$72	$61
Interest paid	15	22

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

1.  Summary of Significant Accounting Policies

Nature of Business

The Company provides engineering and installation on-site services and designs; manufactures and markets communications power systems and equipment; and offers systems integration products and related services for the communications industry. The Company markets its products and services primarily throughout North America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PECO II, Inc. (the “Company”), and its wholly owned subsidiary. The Company’s investment in a joint venture is included in the consolidated financial statements using the equity method of accounting. The Company does not have any off-balance sheet arrangements or affiliated entities that require consolidation in the Company’s consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

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

Impacts of Reverse Stock Split

The Company executed a reverse stock split of the Company’s common stock at a ratio of 1-for-10 shares on May 7, 2008. As a result, all periods presented in the accompanying consolidated financial statements and these notes to the consolidated financial statements have been retroactively restated. All share related data including shares outstanding, shares issuable under warrants and stock-based compensation plans and loss per share amounts reflect the reverse stock split.

Cash and Cash Equivalents

Cash equivalents consist of money market funds that are readily convertible into cash. At December 31, 2008 and 2007, the Company had money market funds totaling $6,647 (of which $834 is presented as restricted cash) and $7,702, respectively. The remaining cash and cash equivalent balances is from cash deposits maintained with banks.

Restricted Cash

We have a $3,500 demand line of credit agreement with National City Bank that requires a deposit account as collateral dependent upon the outstanding balance due on the line of credit. As of December 31, 2008, there is an outstanding balance on the line of $834. As such, an equal amount of the Company’s collateral account has been reflected as restricted cash in the accompanying consolidated balance sheet. No amounts were restricted at December 31, 2007.

Accounts and Notes Receivable

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date. The Company grants credit on open accounts to its customers, substantially all of whom are in the telecommunication industry. Due to the nature of its customer base, the Company’s historical credit risk has been low. The Company generally requires payment within thirty days from delivery and has not provided extended payment terms under any type of vendor financing arrangements. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates necessary allowances based on its analysis of customers’ outstanding receivables at the individual invoice level, the customers’ payment history and any other known factors concerning their current financial condition and ability to pay. After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance. Accounts receivable are presented net of the allowance for doubtful accounts of $120 and $90 at December 31, 2008 and 2007, respectively.

Notes receivable are stated at the principal amount with interest accrued where applicable. An allowance for uncollectible notes receivable is recorded based on our determination of probable losses based upon the specific facts and circumstances of each note receivable. At December 31, 2008, the Company has a note receivable for $260 but has recognized a full valuation allowance as it was determined that it is probable that it won’t be collected.

Bad debt expense was $316 and $24 for 2008 and 2007, respectively.

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

From time to time, the Company has increased risk for obsolete and excess inventory depending on various unforeseen future events and circumstances, primarily related to the mix of future business and customer requirements for new technologies that could have a material impact on the Company’s estimated allowance for obsolete and excess inventory in the near term. If these unforeseen events and circumstances do occur in the near term, the resulting change in the estimate could be material to the Company’s consolidated financial position and results of operations.

In 2008, due to changing market conditions in the telecommunications industry and changes in demand for certain product lines, management conducted a thorough review of inventory on hand. As a result, a provision for obsolete and excess inventories of $2,146 was charged against operations to write down inventory to its net realizable value. This was based on management’s best estimate of current forecasted usage, customer demand patterns and plans to transition product lines to meet market demands. This provision is reflected as obsolete inventory write-off reported separately from costs of goods sold in the accompanying consolidated statement of operations. Prior period amounts were reclassified to conform to current year presentation.

Property and Equipment

Property and equipment are stated at cost. Expenditures for improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation for the years ended December 31, 2008 and 2007 was $421 and $585 respectively. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used for computing depreciation for financial statement purposes are:

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

The carrying value of permanently idle assets that are not a part of the Company’s long-term operating assets are segregated and presented in the other assets section of the accompanying balance sheet. Such assets are not depreciated but are evaluated for impairment to determine if the carrying value is recoverable.

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

Management evaluates tax positions taken or expected to be taken on income tax returns to assess, based on each position’s technical merits, if it is more likely than not that the position will be sustained upon examination by the relevant taxing authority. If it is determined that a tax position does not meet this criteria, the Company records the related tax benefit at risk as a liability or reduction of any recorded net operating loss carryforward. The Company recognizes interest and penalties associated with uncertain tax positions as components of income tax expense.

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

The changes in the Company’s accrued product warranty costs are as follows:

	December 31,
	2008	2007
Accrued warranty costs, beginning of year	$908	$913
Annual accrual	1,021	732
Warranty claims	(917)	(737)
Accrued warranty costs, end of year	$1,012	$908

During 2008, actual warranty claims increased when compared to 2007 activity. Major issues in 2008 related to legacy supplier component workmanship and design issues that resulted in a need for field replacements. These issues were all non customer service impacting, however, the Company incurred significant costs to travel to customer locations to perform the required field upgrades. A number of customers had lightning related issues that impacted our products’ performance and in the interest of customer satisfaction the Company worked with the customers to resolve these issues.

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

Revenue Recognition

Product revenues are recognized when customer orders are completed and shipped, title passes to the customer and collection is reasonably assured. Product sales sometimes include multiple items including services such as installation. In such instances, product revenue is not recognized until installation is complete and the product is made available for customer use. Services revenues on engineering and installation contracts and the costs for services performed are primarily recorded as the work progresses on a percentage of completion basis. Management believes that all relevant criteria and conditions are considered when recognizing sales.

Cost of Goods Sold

The product segment cost of goods sold includes various components. In addition to the standard material and labor costs, there are other various expenses such as: freight, purchasing and material control costs, shipping and receiving costs, quality control costs, industrial engineering, and warehousing.

The services segment cost of goods sold include all expense items related to specific jobs, such as labor, material and freight. In addition, there are purchasing, material control, quality control and warehousing expenses.

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

Sales Taxes

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and are therefore excluded from revenues.

Advertising Expense

The Company expenses costs of advertising as incurred.

Interest income, net

The Company records interest income and interest expense net in the accompanying consolidated statements of operations. Interest income, net was $171 and $416 for 2008 and 2007, respectively. Of this amount, interest expense during 2008 and 2007 was $14 and $22, respectively.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt. Fair values of cash and cash equivalents, receivables and payables approximate carrying values due to their relatively short-term nature. The carrying amount of debt approximates fair value due to either the length of maturity or existence of interest rates that approximate prevailing market rates.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits, money market funds and trade accounts receivable. Cash deposits and money market funds are held at high-credit quality financial institutions that are generally insured by the Federal Deposit Insurance Corporation (FDIC) up to $250 (as temporarily increased by Congress through December 31, 2009). However, the Company does have certain money market funds held at institutions that are not FDIC insured and amounts that exceed FDIC insured amounts. At December 31, 2008, the Company had approximately $6,397 of money market funds in excess of current FDIC insured limits.  Of this amount $4,827 is invested in money market funds that have elected to participate in the U.S. Department of Treasury’s Temporary Program for Money Market Funds. Under this temporary program, currently set to expire in April 2009, the U.S. Treasury will guarantee a $1.00 share price upon liquidation of any funds participating in the program.

Trade accounts receivable due from three customers at December 31, 2008 and 2007 was $2,662 and $1,834 respectively, which accounted for 60.9% and 49.8% of total accounts receivable due at these dates. These trade accounts receivables are reputable customers and management feels there is minor risk associated with these accounts. The Company’s credit risk with respect to trade receivables is, limited in management’s opinion, due to industry and geographic diversification. As disclosed, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

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

Recently Issued Accounting Pronouncements

In December 2007, the SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), and SFAS No. 160 Accounting and Reporting on Non-controlling Interests in Consolidated Financial Statements (SFAS 160). These new standards significantly change the accounting for and reporting of business combination transactions and non-controlling interests (previously referred to as minority interests) in consolidated financial statements. Both standards will be effective for the Company on January 1, 2009, with early adoption prohibited. The impact of implementing these standards will be dependent upon the nature and extent of future business combination transactions.

2. Segment Information

The Company has identified two reportable segments: product and services. These two segments reflect the organization used by our management for internal reporting and decision making. The product segment consists of manufacturing operations and the production of power plants, rectifiers and power distribution equipment. The services segment consists primarily of telecommunications contract, engineering, and installation services. The accounting policies of the segments are the same as those described in Note 1. Earnings of the segments exclude interest income and expense and income tax (expense) benefit from the consolidated statements of operations. The Company has no significant assets located outside of the United States.

The following table summarizes certain information regarding segments of the Company’s operations for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
	(in thousands)
Net Sales:
Product	$31,554	$26,683
Services	10,189	10,774
	$41,743	$37,457
Loss from operations:
Product (1)	$(5,908)	$(9,028)
Services (2)	(1,922)	(578)
	$(7,830)	$(9,606)
Identifiable assets:
Product	$22,903	$29,880
Services	4,236	3,990
	$27,139	$33,870
Depreciation and amortization expense:
Product	$1,480	$1,645
Services	14	14
	$1,494	$1,659
Capital expenditures:
Product	$58	$17
Services	13	3
	$71	$20

———————

(1)

Product segment loss from operations for year ending December 31, 2008 includes $200 real estate impairment and $2,146 of obsolete inventory write-offs. Product loss from operations for year ending December 31, 2007 includes $220 real estate impairment, goodwill impairment charge of $4,426 and impairment recovery from the sale of previously impaired manufacturing equipment of $453.

(2)

Services segment loss from operations for the year ending December 31, 2008 includes a goodwill impairment charge of $1,503.

3. Inventories

Inventories are summarized as follows:

	December 31,
	2008	2007
Raw materials	$9,924	$11,270
Work-in-process	303	522
Finished goods	1,106	1,547
Gross inventories	11,333	13,339
Allowance for obsolete and excess inventory	(2,800)	(1,906)
Inventories, net	$8,533	$11,433

4. Uncompleted Contracts

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

Costs and estimated earnings on uncompleted contracts consist of the following:

	December 31, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$2,500	$1,767
Estimated earnings	500	446
	3,000	2,213
Less: Billings to date	2,613	2,209
	$387	$4

Included in the accompanying balance sheet under the following captions:

	December 31, 2008	December 31, 2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$622	$514
Billings in excess of costs and estimated earnings on uncompleted contracts	(235)	(510)
	$387	$4

5. Asset Impairment Charges and Assets Held For Sale

The Company has an idle facility that has not yet been sold and does not meet the criteria to be presented as held for sale. As such, the adjusted carrying value of the idle facility has been segregated from property and equipment as it is not a part of long-term operating assets and is reflected in the other assets section of the accompanying consolidated balance sheet. In 2008 and 2007, management performed the required impairment analysis on the idle facility to determine if its carrying value was recoverable. For both years, management identified recent sales data for similar facilities for sale in the area and analyzed the expected cash flows from different sales scenarios and determined that the carrying value of the idle facility was not fully recoverable. For 2008 and 2007, management recorded an impairment loss of $200 and $220, respectively, to adjust the idle facility to its estimated recoverable amount.

During 2007, the Company was able to sell some previously impaired assets and recognized an impairment recovery of $453. As of December 31, 2008 and 2007, the Company had an assets held for sale balance from previous impairments of $28 and $219, respectively.

6. Goodwill and Other Intangibles

An annual review of goodwill for potential impairment is performed as of October 31 of each year. During 2008, it was determined that due to the continued weakness in carrier spending for wireless segment, services segment goodwill recognized as part of previous acquisitions is fully impaired. During 2007, it was determined that due to the decline in PECO II’s stock price, combined with the continued weakness in carrier spending for the wireless segment, the product segment goodwill recognized as part of the Delta acquisition was fully impaired. In the aggregate, there has been $13,190 of impairment charges related to the services segment goodwill and $4,426 of impairment charges related to the product segment goodwill recognized in prior and current years.

Goodwill is summarized as follows:

	Services	Product	Total
Balance, January 1, 2007	$1,658	$4,359	$6,017
Adjustment for additional shares issued under warrant	—	67	67
Goodwill impairment	—	(4,426)	(4,426)
Other write-offs of certain liabilities assumed	(143)	—	(143)
Balance, December 31, 2007	$1,515	$—	$1,515
Goodwill impairment	(1,503)	—	(1,503)
Other write-offs of certain liabilities assumed	(12)	—	(12)
Balance, December 31, 2008	$—	$—	$—

Intangible assets are summarized as follows and relate to the product reporting segment only:

Intangible Assets with Determinable Lives	December 31, 2008	December 31, 2007
Customer Relationships	$2,000	$2,000
Supply Agreement	3,700	3,700
Total Gross Intangible Assets	5,700	5,700
Less: Accumulated Amortization	2,952	1,878
Intangibles, net	$2,748	$3,822

Amortization expense for the years ending December 31, 2008 and December 31, 2007 was $1,074 and $1,073, respectively. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

The estimated amortization expense for future years is:

	2009	2010	2011	2012
Customer Relationships	$333	$333	$333	$84
Supply Agreement	$740	$740	$85	$0
Total amortization expense	$1,073	$1,073	$518	$84

7. Line of Credit

We have a line of credit agreement with National City Bank for borrowings up to $3,500 due on demand with interest payable monthly at LIBOR plus 1.5%. The line of credit requires certain amounts be restricted in an identified collateral account based on the outstanding balance due. The portion of the collateral account currently restricted is reflected as restricted cash in the accompanying consolidated balance sheet. As of December 31, 2008, the outstanding balance due under the line of credit was $834. There was no outstanding balance on the line of credit as of December 31, 2007. The weighted average effective interest rate was 4.17% and 6.65% at December 31, 2008 and 2007, respectively.

8. Other Accrued Expenses

Other accrued expenses at December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Accrued warranty costs	1,012	908
Taxes, other than income taxes	164	315
Other	457	577
Total	$1,633	$1,800

9. Income Taxes

The components of the income tax expense for the years ended December 31 are as follows:

	2008	2007
Current tax expense:
Federal	$—	$—
State and local	45	43
Total current income tax expense	45	43
Deferred tax expense:	—	—
Total income tax expense	$45	$43

A reconciliation of income tax expense by applying the statutory federal income tax rate for the years ended December 31 follows:

	2008	2007
Loss before income taxes	$(7,659)	$(9,190)

Computed tax benefit at the statutory federal rate	(2,604)	(3,125)
State and local income taxes, net of federal benefit	29	31
Change in valuation allowance	1,887	2,123
Non-deductible goodwill impairment	344	100
Non-deductible share-based compensation activity	86	72
Changes in effective state rates	411	365
Prior year adjustments	(113)	468
Other	5	9
Income tax expense	$45	$43

Effective income tax rate	(0.6)%	(0.5)%

A detailed summary of the deferred tax assets and liabilities at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

	2008	2007
Current deferred tax assets:
Accrued compensation	$208	$171
Other accrued expenses	31	132
Inventories	996	736
Accrued warranty costs	360	351
Accounts receivable	135	35
Other	6	14
Total current assets	1,736	1,439
Less: valuation allowance	(1,736)	(1,439)
Net current assets	—	—

Long-term deferred tax assets:
Net operating loss and credit carryforwards	23,977	22,547
Share-based compensation	189	177
Property and equipment	842	741
Goodwill and intangibles	2,799	2,775
Other	63	60
Total long-term assets	27,890	26,300
Less: valuation allowance	(27,890)	(26,300)
Net deferred tax asset	$—	$—

At December 31, 2008, the Company has unused federal net operating loss carryforwards of $65,970 generally expiring from 2022 through 2028. The Company has federal tax credit carryforwards of approximately $826 generally expiring from 2011 through 2022. The Company also has other unused state and local net operating loss carryforwards.

Based on the available objective evidence, including the Company’s recent history of operating losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007.

10.  Lease Commitments

The Company leased certain office equipment under a capital lease agreement that expired in 2007 and at December 31, 2008, the Company no longer has any capital lease agreements in effect.

The Company also has certain non-cancelable operating leases covering certain office facilities and equipment that expire at various dates through 2011. The future minimum operating lease payments for years ending December 31 are as follows:

Operating Leases
2009	221
2010	114
2011	4
Total future minimum lease payments	$339

Aggregate rental expense on all cancelable and non-cancelable operating leases for the years ended in 2008 and 2007 approximated $322 and $329, respectively.

11. Contingencies

The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. If necessary, the Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates. As of December 31, 2008 and 2007, the Company does not have any recorded legal contingencies.

12. Employee Benefit Plans

The Company has a 401(k)/Profit Sharing Plan. Under the Plan, eligible employees, as defined, may elect to contribute 1% up to 100% of their annual compensation subject to certain limitations. In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. No contributions were made by the Company in 2008 and 2007.

13. Warrants

During 2006, the Company issued a warrant as part of the purchase price consideration for an acquisition. The Warrant gave the seller the right to purchase additional shares to obtain up to 45% of the Company’s issued and outstanding shares of capital stock measured as of five business days before the exercise of the Warrant, at an exercise price of $2.00 per share, exercisable immediately upon issuance and for a period of 30 months thereafter. The Warrant expired unexercised in September 2008.

14. Loss Per Share

Per share calculations reflect the effects of the reverse stock split (see Note 1). The number of shares outstanding for calculation of loss per share is as follows:

(In thousands)	2008	2007
Weighted-average shares outstanding - basic	2,775	2,723
Effect of potentially dilutive shares	—	—
Weighted average in outstanding shares - diluted	2,775	2,723

Due to the Company’s net loss for the years ended December 31, 2008 and 2007, no potentially dilutive shares were included in the calculation of diluted loss per share because their effect would have been anti-dilutive.

15.  Stock-Based Compensation

The Company has one plan under which stock-based awards may currently be granted to officers and employees, including non-employee directors. The Amended 2000 Performance Plan (“2000 Plan”) provides for the granting of 500,000 common shares (on a post-split basis). The Compensation Committee of the Board of Directors administers the 2000 Plan. The 2000 Plan permits the grant of stock options, restricted stock awards, and other stock and performance-based incentives.

Stock options are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, generally vest over three to four years, and generally have a term of 5 years. Restricted stock awards generally vest in a one year period. Stock options and restricted stock awards may vest based on service requirements or specific performance criteria as determined by the Compensation Committee.

In addition to the 2000 Plan, the Company has the 2000 Employee Stock Purchase Plan (“ESPP”) which reserved an aggregate of 100,000 common shares (on a post-split basis). The ESPP allows eligible employees to purchase common shares through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The Plan will terminate when all or substantially all of the common shares reserved for purposes of the plan have been purchased. The fair value of the discount is estimated at the beginning of each semi-annual payment period and vests at the end of that period.

All shares issued under both the 2000 Plan and ESPP are from newly issued common shares. The 2000 Plan and ESPP will terminate in 2010, or when all of the common shares reserved for purposes of the plan have been issued.

Total stock-based compensation expense recognized by type of award is as follows:

	2008	2007
Stock options	$201	$218
Restricted stock awards	252	207
Employee stock purchase plan	3	15
Total stock-based compensation expense	456	440
Tax effect on stock-based compensation expense	—	—
Net effect on loss from operations	$456	$440

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

Stock Options

The weighted-average fair value of stock options granted in 2008 and 2007 was estimated at $3.27 and $2.90 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

	2008	2007
Expected dividend	0%	0%
Expected volatility	60.0%	56.02%
Risk-free interest rate	3.50%	4.92%
Expected term (in years)	2.98	2.90

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

Expected Dividend: The Company has not historically paid dividends, nor does it expect to pay dividends in the near future.  Therefore, there is no expected dividend yield.

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

The following table represents stock option activity for the year-to-date period ended December 31, 2008:

	Number	Weighted Average	Weighted Average
	of Shares	Exercise Price	Remaining Contract Life
Outstanding options at January 1, 2008	204,707	$10.44
Granted	70,000	7.67
Exercised	—	—
Forfeited/Cancelled	(82,305)	9.08
Outstanding options at December 31, 2008	192,402	$9.98	2.59 years
Options vested or expected to vest at December 31, 2008	180,108	$10.12	2.50 years
Exercisable at December 31, 2008	110,402	$11.39	1.63 years

At December 31, 2008 there was no aggregate intrinsic value of stock options outstanding and exercisable as the exercise prices of the options were all greater than that of the average market price at the end of the period.

Restricted Stock Awards

The Company has granted restricted stock awards to certain of its employees that vest based on the attainment of certain performance goals and service requirements. Fair-values of the restricted stock awards are based on the closing market price of the Company’s common stock on the grant date. At December 31, 2008, there was $125 of unrecognized compensation expense from non-vested awards that is expected to be recognized during fiscal 2009. The total fair-value of restricted stock awards that vested during 2008 and 2007 was $237 and $272, respectively.

During 2008, the Company awarded 20,000 shares of non-vested performance-based restricted stock with a fair value of $3.92 per share which vest subject to attainment of a pre-determined Company performance goal by fiscal year-end 2009. These shares are not entitled to receive dividends during the performance period and do not have voting rights.

The following table represents restricted stock awards activity for the year-to-date period ended December 31, 2008:

	Number	Weighted Average
	of Shares	Grant Date Fair Value
Non-vested at January 1, 2008	7,500	$7.93
Granted…	75,677	4.68
Vested	(38,177)	6.21
Non-vested at December 31, 2008	45,000	$3.92

16. Related Party Transactions

The Company engages in certain related party transactions throughout the course of its business with Delta, a significant shareholder and vendor. The Company’s related party transactions with Delta, for the year ended December 31, 2008 include $144 in sales and $9,041 in purchases. At December 31, 2008, the Company had balances of $11 and $485 included in accounts receivable and accounts payable, respectively. The Company’s related party transactions with Delta, for the year ended December 31, 2007 include $211 in sales and $7,671 in purchases. At December 31, 2007, the Company had balances of $9 and $857 included in accounts receivable and accounts payable, respectively.

17. Significant Customers

Sales to the top three customers amounted to $17,801, $5,170, and $4,054 and comprised approximately 43%, 12%, and 10% respectively, of consolidated net sales for 2008. Sales to our top customer included $14,685 in product and $3,116 in services, our second highest customer included $1,381 in product and $3,788 in services, and our third highest customer included $3,986 in product and $68 in services.

Sales to the top three customers amounted to $13,286, $5,052, and $4,990 and comprised approximately 35%, 13%, and 13%, respectively, of consolidated net sales for 2007. Sales to our top customer included $10,534 in product and $2,752 in services, our second highest customer included $1,733 in product and $3,319 in services, and our third highest customer included $4,896 in product and $94 in services.

18. Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses of $7,704 in 2008 and $9,233 in 2007. At December 31, 2008 the Company had an accumulated deficit of $106,397 with $5,814 of cash and cash equivalents and $834 of restricted cash held as collateral for the Company’s outstanding balance due on the demand line of credit. During 2008, the Company’s cash used for operating activities was $2,983.

Based on available funds, management believes that the Company’s available cash, available borrowings under the line-of-credit agreement and amounts expected to be generated from future operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T)— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(f) under the Securities Exchange Act of 1934). Based upon such evaluation, our Chief Executive Officer/Chief Financial Officer concluded such disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the year ended December 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information (other than described below) called for by Part III, Item 10, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2008, the Company’s fiscal year end.

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

ITEM 11—EXECUTIVE COMPENSATION

The information called for by Part III, Item 11, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2008, the Company’s fiscal year end.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Part III, Item 12, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2008, the Company’s fiscal year end.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Part III, Item 13, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2008, the Company’s fiscal year end.

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Part III, Item 14, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, which the Company intends to file within 120 days of December 31, 2008, the Company’s fiscal year end.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN G. HEINDEL	Chairman, President, Chief Executive	March 31, 2009
John G. Heindel	Officer, Chief Financial Officer, and Treasurer (Principal Executive Officer and Principal Financial Officer)

/s/ SCOTT A WALLACE	Corporate Controller (Principal Accounting	March 31, 2009
Scott A. Wallace	Officer)

/s/ JAMES L. GREEN	Director	March 31, 2009
James L. Green

/s/ E. RICHARD HOTTENROTH	Director	March 31, 2009
Richard Hottenroth

/s/ GERARD B. MOERSDORF, JR.	Director	March 31, 2009
Gerard B. Moersdorf, Jr.

/s/ RICHARD W. ORCHARD	Director	March 31, 2009
Richard W. Orchard

/s/ MATTHEW P. SMITH	Director	March 31, 2009
Matthew P. Smith

/s/ R. LOUIS SCHNEEBERGER	Director	March 31, 2009
R. Louis Schneeberger

/S/ THOMAS R. THOMSEN	Director	March 31, 2009
Thomas R. Thomsen

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders

PECO II, Inc.

Galion, Ohio

We have audited the consolidated financial statements of PECO II, Inc. (the “Company”) as of December 31, 2008 and 2007, and for the years then ended, and have issued our report thereon dated March 27, 2009. Our audits also included the consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ BATTELLE & BATTELLE LLP

Dayton, Ohio

March 27, 2009

S-1

PECO II, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to (Reversed) Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2007	105	24	39	90
Year ended December 31, 2008	90	56	26	120

Allowance for notes receivable:
Year ended December 31, 2008	—	260	—	260

Accrued warranty costs:
Year ended December 31, 2007	913	732	737	908
Year ended December 31, 2008	908	1,021	917	1,012

Allowance for obsolete and excess inventory:
Year ended December 31, 2007	2,446	399	939	1,906
Year ended December 31, 2008	1,906	2,146	1,252	2,800

S-2

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated October 13, 2005, between PECO II, Inc. and Delta Products Corporation (E)

3.1 (i)	Amended and Restated Articles of Incorporation of the Company (I)

3.1 (ii)	Second Amended and Restated Code of Regulations of the Company (J)

3.1 (iii)	Amendment No. 1 to Amended and Restated Articles of Incorporation of the Company (N)

4.1	Specimen certificate for the common shares, without par value, of the Company (A)

10.1	Security Agreement, dated October 15, 2004, between PECO II, Inc. and National City Bank (B)

10.2	Promissory Note, dated October 15, 2004, between PECO II, Inc. and National City Bank as lender (B)

*10.3	2000 Performance Plan of the Company (A)

*10.4	Amendment 1 to 2000 Performance Plan of the Company (C)

*10.5	Form of Stock Option Agreement for 2000 Performance Plan of the Company (A)

*10.6	Form of Restricted Stock Award Agreement for 2000 Performance Plan of the Company (D)

*10.7	Form of Indemnification Agreement (A)

*10.8	Employment Agreement, dated January 29, 2008, between PECO II, Inc. and John G. Heindel (K)

10.9	Support Agreement and Irrevocable Proxy, dated October 13, 2005, between the Company, Delta Products Corporation and certain Significant Holders of the Company (F)

10.10	Supply Agreement, dated September 29, 2008, between the Company and DEI Logistics (USA) Corporation (O)

10.11	Schedule of Director Fees (H)

10.12	Release and Waiver Agreement Between the Company and Sandra A Frankhouse (L)

10.13	Release and Waiver Agreement Between the Company and Miles A. McIntosh (M)

21.1	Subsidiaries of the Company (G)

23.1	Consent of Battelle and Battelle LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act

**32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act

———————

*	Management contract or compensation plan or arrangement identified pursuant to Item 14 (c) of this Form 10-K.
**	Furnished with this Annual Report on Form 10-K.

(A)	Incorporated by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-37566) and the amendments thereto.
(B)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 18, 2004 and filed on November 10, 2004.
(C)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Shareholders Meeting on April 29, 2004 and filed on March 31, 2004.
(D)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated July 28, 2005 and filed on August 1, 2005.

E-1

(E)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 13, 2005 and filed on October 13, 2005.

(F)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K/A dated October 13, 2005 and filed on January 20, 2006.

(G)	Incorporated by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 24, 2006.

(H)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated June 1, 2006 and filed on June 7, 2006.

(I)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and filed on August 14, 2006.

(J)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and filed on May 15, 2006.

(K)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated January 29, 2008 and filed on February 1, 2008.

(L)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated December 28, 2007 and filed on January 4, 2008.

(M)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated January 16, 2008 and filed on January 18, 2008.

(N)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and filed on August 14, 2008.

(O)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated September 28, 2008 and filed on October 2, 2008.

E-2