Form 10-Q
period 2009-03-31
PECO II INC
filed 2009-05-15
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number: 000-31283

———————

PECO II, Inc.

(Exact name of registrant as specified in its charter)

———————

Ohio	34-1605456
(State or other jurisdiction	(I.R.S. Employer
Of incorporation or organization)	Identification No.)

1376 State Route 598, Galion, Ohio	44833
(Address of principal executive offices)	(Zip Code)

419-468-7600

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, without par value	2,832,854 shares

PECO II, INC.

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Operations

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.    Management’s Discussion and Analysis of Financial Condition
and Results of Operations

12

Item 3.     Qualitative And Quantitative Disclosure About Market Risk

15

Item 4T.    Controls And Procedures

15

PART II OTHER INFORMATION

Item 6.

Exhibits

16

SIGNATURES

17

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,478	$5,814
Accounts receivable, net	2,592	4,366
Inventories, net	8,162	8,533
Cost and earnings in excess of billings on uncompleted contracts	416	622
Prepaid expenses and other current assets	304	267
Assets held for sale	19	28
Restricted cash	1,188	834
Total current assets	18,159	20,464
Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	4,628	4,628
Machinery and equipment	2,951	2,895
Furniture and fixtures	5,530	5,518
	13,304	13,236
Less-accumulated depreciation:	(10,199)	(10,109)
Property and equipment, net	3,105	3,127
Other assets:
Idle facility	800	800
Intangibles, net	2,480	2,748
Total assets	$24,544	$27,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$1,188	$834
Bank overdrafts	103	994
Accounts payable	3,006	3,387
Billings in excess of cost and estimated earnings on uncompleted contracts	43	235
Accrued compensation expense	1,110	923
Accrued income taxes	49	56
Other accrued expenses	1,534	1,633
Total current liabilities	7,033	8,062

Shareholders’ equity:
Common stock, no par value: 150,000,000 shares authorized; 2,832,853 and 2,816,527 shares issued at March 31, 2009 and December 31, 2008, respectively	3,594	3,573
Additional paid-in capital	121,932	121,901
Accumulated deficit	(108,015)	(106,397)
Total shareholders’ equity	17,511	19,077
Total liabilities and shareholders’ equity	$24,544	$27,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except for per share data)

	For the Three Months Ended March 31,
	2009	2008

Net sales:
Product	$5,421	$7,290
Services	2,062	1,721
	7,483	9,011
Cost of sales (exclusive of depreciation and amortization):
Product	4,665	6,119
Services	1,775	1,427
	6,440	7,546

Gross margin	1,043	1,465

Operating expenses:
Depreciation and amortization	371	381
Research, development and engineering	521	621
Selling, general and administrative	1,769	1,907
	2,661	2,909
Loss from operations	(1,618)	(1,444)
Interest income, net	9	64
Loss before income taxes	(1,609)	(1,380)
Income tax expense	(8)	(9)
Net loss	$(1,617)	$(1,389)
Net loss per common share:
Basic and diluted	$(0.57)	$(0.51)
Weighted average common shares outstanding:
Basic and diluted	2,833	2,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,617)	$(1,389)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	371	381
Provision for bad debts	18	(21)
Provision for obsolete and excess inventories	68	85
Provision for product warranty	202	300
Compensation expense from share-based payments	51	63
Working capital changes:
Accounts receivable	1,756	870
Inventories	304	1,090
Prepaid expenses and other current assets	169	221
Accounts payable and other current liabilities	(695)	(2,568)
Net cash provided by (used for) operating activities	627	(968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(81)	(19)
Proceeds from sale of property and equipment	9	30
Net cash (used for) provided by investing activities	(72)	11

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer to restricted cash	(354)	—
Net usage under line of credit agreement	354	—
Net decrease in bank overdraft	(891)	—
Net cash used for financing activities	(891)	—
Net change in cash	(336)	(957)
Cash and cash equivalents at beginning of period	5,814	7,935
Cash and cash equivalents at end of period	$5,478	$6,978
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$15	$30
Interest paid	5	3

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

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  It is suggested that these condensed statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

Reclassifications

In 2009, the Company’s presentation of certain expenses within its consolidated statements of operations was changed. Depreciation and amortization expenses were previously recorded in the captions “Cost of sales,” “Research, development and engineering” and “Selling, general and administrative.” In the current year, depreciation and amortization expenses are now being presented separately under the caption “Depreciation and amortization.” The Company believes that this change in presentation provides a more meaningful measure of its cost of sales and other operating expenses. These reclassifications had no effect on reported consolidated loss from operations, net loss or per share amounts. Amounts presented for the prior periods have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended March 31, 2009 and March 31, 2008.

	For the Three Months Ended March 31,
	2009	2008
Amounts reclassified:
Cost of sales	$(254)	$(262)

Research, development and engineering	(11)	(11)
Selling, general and administrative	(106)	(108)
Depreciation and amortization	371	381
Total costs and expenses	$—	$—

Impacts of Reverse Stock Split

The Company executed a reverse stock split of the Company’s common stock at a ratio of 1-for-10 shares on May 7, 2008. As a result, all periods presented in the accompanying consolidated financial statements and these notes to the consolidated financial statements have been retroactively restated. All share related data including shares outstanding, shares issuable under stock-based compensation plans and loss per share amounts reflect the reverse stock split.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per-share data)

2.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

As permitted, management elected to defer adoption of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, until 2009 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. Accordingly, beginning January 1, 2009, management will apply the provisions of SFAS 157 to nonfinancial assets and liabilities as the nonrecurring fair value measurements are required. During 2009, there have been no fair value measurements on a nonrecurring basis of the Company’s nonfinancial assets and liabilities that require further consideration or disclosure.

Effective January 1, 2009, we adopted SFAS 141(R), Business Combinations, and SFAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements. These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We have not entered into any business combination transactions during 2009; and therefore, the effect of implementing these standards will be dependent upon the nature and extent of future business combination transactions.

Effective January 1, 2009, we adopted the Financial Accounting Standards Board’s Staff Position on EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). Under the guidance of FSP EITF 03-6-1, unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method described in SFAS 128, Earnings per Share. Before adoption, the Company already treated unvested share-based awards granted in share-based payment transactions as participating securities. As such, the adoption of FSP EITF 03-6-1 did not have any effect on the computation of earnings per share.

3.

SEGMENT INFORMATION

The following summarizes additional information regarding segments of the Company’s operations:

	For the Three Months Ended March 31,
	2009	2008
Net sales:

Product	$5,421	$7,290
Services	2,062	1,721
	$7,483	$9,011

	For the Three Months Ended March 31,
	2009	2008
Loss from operations:

Product	$(1,288)	$(1,184)
Services	(330)	(260)
Consolidated loss from operations	$(1,618)	$(1,444)

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per-share data)

4.

INVENTORIES

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2009 and December 31, 2008 are summarized below:

	March 31, 2009	December 31, 2008
Raw materials	$9,427	$9,924
Work-in-process	189	303
Finished goods	1,370	1,106
Gross inventories	10,986	11,333
Allowance for obsolete and excess inventory	(2,824)	(2,800)
Inventories, net	$8,162	$8,533

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

5.

UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	March 31, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$582	$2,500
Estimated earnings	201	500
	783	3,000
Less: Billings to date	410	2,613
	$373	$387

Included in the accompanying balance sheet under the following captions:

	March 31, 2009	December 31, 2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$416	$622
Billings in excess of costs and estimated earnings on uncompleted contracts	(43)	(235)
	$373	$387

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per-share data)

6.

INTANGIBLES

Intangible assets are summarized as follows and relate to the product reporting segment only:

	March 31, 2009	December 31, 2008
Intangible Assets with Determinable Lives

Customer Relationships	$2,000	$2,000
Supply Agreement	3,700	3,700
Total Gross Intangible Assets	5,700	5,700
Less: Accumulated Amortization	3,220	2,952
Intangibles, net	$2,480	$2,748

Amortization expense was $268 for both quarters ending March 31, 2009 and 2008. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

7.

WARRANTY

The Company’s warranty activity for the three months ended March 31, 2009 and 2008 is summarized below:

	2009	2008

Accrued warranty cost, beginning of period	$1,012	$908
Quarterly accrual	202	300
Warranty claims	(170)	(298)
Accrued warranty cost, end of period	$1,044	$910

8.

CONTINGENCIES

The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. If necessary, the Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates. As of March 31, 2009, management does not believe that there are any matters that may have a material adverse effect on the financial condition or results of operations of the Company.

9.

LOSS PER SHARE

The number of shares outstanding for calculation of loss per share is as follows:

	For the Three Months Ended March 31,
	2009	2008
	(Shares in thousands)
Weighted-average shares outstanding - basic	2,833	2,747
Effect of potentially dilutive shares	—	—
Weighted average in outstanding shares – dilutive	2,833	2,747

Due to the Company’s net loss for the three months ended March 31, 2009 and 2008, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per-share data)

10.

STOCK-BASED COMPENSATION

Total stock-based compensation expense by type of award is as follows:

	For the Three Months Ended March 31,
	2009	2008
Stock options	$8	$1
Restricted stock awards	42	61
Employee stock purchase plan	1	1
Total stock-based compensation expense	51	63
Tax effect on stock-based compensation expense	—	—
Net effect on loss from operations	$51	$63

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

Stock Options

The following table represents stock option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2008	192,402	$9.98
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(15,402)	11.80
Outstanding at March 31, 2009	177,000	9.82	2.55 years
Exercisable at March 31, 2009	123,300	$10.51	2.11 years

At March 31, 2009, there was no aggregate intrinsic value of stock options outstanding and exercisable as the exercise price of the options were all greater that the average market price at the end of the period.

Restricted Stock Awards

The following table represents restricted stock awards activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	45,000	$3.92
Granted	16,326	2.45
Vested	––	—
Nonvested at March 31, 2009	61,326	$3.53

At March 31, 2009, there was $148 of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized over a weighted-average remaining service period of 1.4 years.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(unaudited, in thousands except for share and per-share data)

11.

RELATED PARTY TRANSACTIONS

The Company engages in certain related party transactions with the Company’s largest shareholder, Delta Products Corporation. Delta is a significant supplier to the Company. The Company’s related party transactions with Delta, for the quarter ended March 31, 2009 include $33 in sales and $1,407 in purchases ($46 in sales and $818 in purchases for the quarter ended March 31, 2008). At March 31, 2009, the Company had balances of $34 and $11 included in accounts receivable and accounts payable, respectively.

12.

MAJOR CUSTOMERS

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the first three months of 2009, sales to three companies comprised 75% of total sales. Sales to our top customer included $3,186 in product and $373 in services, our second highest customer included $182 in product and $1,248 in services, and our third highest customer included $609 in product and $11 in services.

For the first three months of 2008, sales to three companies comprised 58% of total sales. Sales to our top customer included $3,244 in product and $692 in services, our second highest customer included $644 in product and $72 in services, and our third highest customer included $285 in product and $283 in services.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our,” “the Company,” or “PECO II” refer to PECO II, Inc. unless the context indicates otherwise.

Overview

The first-quarter financial performance reflects the impact of the weak economic conditions that began to impact our industry in the fourth quarter of 2008. We had a weak fourth-quarter backlog coming into 2009. As we entered 2009, January product bookings continued at significantly reduced levels. January 2009 product bookings were 43% below January 2008 levels. While February and March product bookings increased over January, they were down 10% from 2008 levels. The weak product bookings were partially offset by strong services bookings. Services bookings for the first quarter 2009 were up 67% versus the first quarter of 2008. The strong services bookings growth results from a significant service provider contract award made in the fourth quarter of 2008. Given the weak economic environment, we took aggressive cost action by reducing the workforce by 25 and managing out-of-pocket expenses resulting in a $0.2 million reduction of our operating expenses in the first quarter of 2009. These cost-cutting actions are expected to result in savings of $1.2 million on an annualized basis.

During the period, we continued to expand the versatility of our Quantum™ Power System by developing a distribution panel for use in large applications. The Quantum Consolidated System provides up to 24 load distribution positions for one to four Quantum power shelves. Applications for the new product include cell sites, small central offices, and controlled environment vaults.

We also introduced a new outside plant cabinet, the SC1037, for use in wireless backhaul and fiber termination applications. The SC1037 incorporates PECO's Quantum and MPS power systems into the configurations.

We also developed an enhanced version of our 827E Inverter System. The 24V input system now provides 30 Amps of 120Vac output in a 23-inch shelf, a 50% increase in output power.

We will continue to take aggressive cost action as necessary during these challenging economic times. At the same time, we continue to focus on our industry leading responsiveness capability to ensure our customers can continue to rely on PECO II.

Results of Operations

Our net sales decreased to $7.5 million for the three months ended March 31, 2009, a decrease of $1.5 million, or 17.0%, compared to the corresponding prior year period. Product net sales were $5.4 million for the first quarter of 2009, a decrease of $1.9 million, or 25.6%, compared to the first quarter of 2008. With the exception of the Company’s major Tier 1 service provider customers, product revenue decreases were realized primarily from decreased volume.

Services net sales were $2.1 million for the first quarter of 2009, an increase of $341 thousand, or 19.8%, as compared to the first quarter of 2008. Services revenues grew as a result of a major contract award achieved in the fourth quarter of 2008.

As of March 31, 2009, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $5.0 million, a $255 thousand, or 5.3%, increase from the comparable prior year period. The sales backlog at the end of the first quarter, however, was a $2.5 million, or a 97.7% increase from December 31, 2008. Product backlog of $3.0 million was a $1.1 million, or 55.8% increase from December 31, 2008, while services backlog was $2.0 million, a $1.4 million, or 223%, increase from December 31, 2008. Our April 2009 bookings of $5.7 million were an increase of $1.1 million over April 2008. This increase was totally driven by continued growth in services bookings.

Gross margin dollars were $1.0 million for the quarter ended March 31, 2009, as compared to $1.5 million for the quarter ended March 31, 2008. Gross margin as a percentage of net sales decreased to 13.9% for the three months ended March 31, 2009, compared to 16.3% for the comparable prior year period.

For the quarter ended March 31, 2009, product gross margin was $756 thousand, as compared to $1.2 million for the corresponding period in 2008, or a decrease of 35.4%. The decline in product gross margins is attributed to the reduced revenue levels realized in the first quarter of 2009 due to the overall economic environment.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

The services gross margin was $287 thousand for the first quarter of 2009, as compared to $294 thousand for the first quarter of 2008, or a decrease of 2.4%.  This decline was primarily attributable to start up costs incurred in the first quarter of 2009 as the Company began to ramp resources to support the new services contract awarded in the fourth quarter of 2008. The Company does not expect the startup costs to be recurring in the coming quarter.

Research, development and engineering expense incurred was $521 thousand for the quarter ended March 31, 2009, down from $621 thousand for the quarter ended March 31, 2008. The reduction in quarterly spending over the 2008 quarterly average results from the completion of certain new products in 2008 that began to be rolled out to the market in the fourth quarter of 2008. As a percentage of net product sales, research, development and engineering expense was 9.6% for the quarter ended March 31, 2009, as compared to 8.5% for the quarter ended March 31, 2008. The percentage increase was driven by the reduced product revenues resulting from the poor economic conditions currently existing in the market.  As a percentage of revenues, this spending is expected to decline as revenues grow in future quarters.

Selling, general and administrative expense decreased to $1.8 million for the quarter ended March 31, 2009, from $1.9 million for the quarter ended March 31, 2008. This decrease reflects the benefits being realized from the cost reduction activities taken by the Company in the first quarter of 2009. As a percentage of net sales, selling, general and administrative expense increased to 23.6% for the quarter ended March 31, 2009, compared to 21.2% in the comparable prior year period. The percentage increase was driven by the reduced product revenues resulting from the poor economic conditions currently existing in the market. As a percentage of revenues, this spending is expected to decline as revenues grow in future quarters.

Liquidity and Capital Resources

As of March 31, 2009, available cash and cash equivalents approximated $5.5 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at March 31, 2009 was $11.1 million, which represented a working capital ratio of 2.6 to 1, compared to $12.4 million at December 31, 2008, which represented a working capital ratio of 2.5 to 1. Capital expenditures for the three months ended March 31, 2009, totaled $81 thousand. We continue our efforts to conserve cash.

Cash flows provided by operating activities for the three months ended March 31, 2009, was $627 thousand. This increase was driven by strong accounts receivable collections combined with reduced inventory levels offset by the net loss and decreases in accounts payable.  There was $72 thousand of net cash used for investing activities which was primarily from capital expenditures offset by the sale of excess equipment as a result of outsourcing.  Cash used by financing activities was $891 thousand from the net decrease in bank overdrafts. The change in the Company’s bank overdraft position is the result of the timing of payments due on trade accounts payables.

Cash flows used for operating activities for the three months ended March 31, 2008, was $968 thousand. While this included a net loss and decreases in accounts payable, it was offset by non-cash charges and decreases in accounts receivable and inventory. There was $11 thousand of net cash provided by investing activities which was primarily from the sale of excess equipment as a result of outsourcing offset by minimal capital expenditures.

Contractual Obligations

We have an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company maintains a deposit account with the bank. As of March 31, 2009, the balance on the line of credit was $1.2 million. As such, $1.2 million of the deposit account is reflected as restricted cash.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Critical Accounting Policies and Estimates

In preparing the accompanying unaudited condensed consolidated financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008. For a detailed discussion of the critical accounting policies and estimates, see the Management Discussion and Analysis included in our Annual Report. There were no significant changes in these critical accounting policies and estimates in the first quarter of 2009, except for the recently adopted accounting pronouncements as discussed below.

Recently Adopted Accounting Pronouncements

As permitted, management elected to defer adoption of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, until 2009 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. Accordingly, beginning January 1, 2009, management will apply the provisions of SFAS 157 to nonfinancial assets and liabilities as the nonrecurring fair value measurements are required. During 2009, there have been no fair value measurements on a nonrecurring basis of the Company’s nonfinancial assets and liabilities that require further consideration or disclosure.

Effective January 1, 2009, we adopted SFAS 141(R), Business Combinations, and SFAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements. These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We have not entered into any business combination transactions during 2009; and therefore, the effect of implementing these standards will be dependent upon the nature and extent of future business combination transactions.

Effective January 1, 2009, we adopted the Financial Accounting Standards Board’s Staff Position on EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). Under the guidance of FSP EITF 03-6-1, unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method described in SFAS 128, Earnings per Share. Before adoption, the Company already treated unvested share-based awards granted in share-based payment transactions as participating securities. As such, the adoption of FSP EITF 03-6-1 did not have any effect on the computation of earnings per share.

Forward-Looking Statements

Certain of the Company’s statements in this Quarterly Report on Form 10-Q and the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operation are not purely historical, and as such are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but may not be limited to, all statements regarding the Company’s and management’s intent, beliefs, expectations, and plans, such as statements concerning the Company’s future profitability, industry trends, operating results, and product development strategy. These forward-looking statements include numerous risks and uncertainties, including, without limitation:  a general economic recession; a downturn in our principal customers’ businesses; current and future mergers of key customers; the volatility in the communications industry; the demand for communications equipment generally and in particular for the products and services offered by the Company; the Company’s ability to generate sales orders during fiscal 2009 and thereafter; the ability to develop and market new products and product enhancements; the potential environmental issues in regards to an aging manufacturing facility; the ability to attract and retain customers; competition and technological change; and successful implementation of the Company’s business strategy. One or more of these factors have affected, and in the future could affect, the Company’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2009, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	PECO II, Inc.

/s/ JOHN G. HEINDEL
John G. Heindel
Chairman, President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)