Form 10-Q
period 2009-06-30
PECO II INC
filed 2009-08-14
CIK 845072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009
Or

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

Large accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Accelerated filer ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, without par value	2,850,860 shares

PECO II, INC.

INDEX

PAGE
PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Condensed Consolidated Balance Sheets

1

Condensed Consolidated Statements of Operations

2

Condensed Consolidated Statements of Cash Flows

3

Notes to Condensed Consolidated Financial Statements

4

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.        Qualitative and Quantitative Disclosure About Market Risk

15

Item 4T.      Controls and Procedures

15

PART II OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

16

Item 6.        Exhibits

16

Signatures

17

i

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,010	$5,814
Accounts receivable, net	3,553	4,366
Inventories, net	8,412	8,533
Cost and earnings in excess of billings on uncompleted contracts	1,722	622
Prepaid expenses and other current assets	216	267
Assets held for sale	10	28
Restricted cash	923	834
Total current assets	19,846	20,464
Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	4,628	4,628
Machinery and equipment	2,978	2,895
Furniture and fixtures	5,521	5,518
	13,322	13,236
Less-accumulated depreciation:	(10,282)	(10,109)
Property and equipment, net	3,040	3,127
Other assets:
Idle facility	800	800
Intangibles, net	2,212	2,748
Total assets	$25,898	$27,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$923	$834
Bank overdrafts	—	994
Accounts payable	4,399	3,387
Billings in excess of cost and estimated earnings on uncompleted contracts	420	235
Accrued compensation expense	1,107	923
Accrued income taxes	43	56
Other accrued expenses	1,674	1,633
Total current liabilities	8,566	8,062

Shareholders’ equity:
Common stock, no par value: 150,000,000 shares authorized; 2,850,861 and 2,816,527 shares issued at June 30, 2009 and December 31, 2008, respectively	3,616	3,573
Additional paid-in capital	121,970	121,901
Accumulated deficit	(108,254)	(106,397)
Total shareholders’ equity	17,332	19,077
Total liabilities and shareholders’ equity	$25,898	$27,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net sales:
Product	$6,434	$8,505	$11,855	$15,795
Services	3,493	2,552	5,555	4,273
	9,927	11,057	17,410	20,068
Cost of sales (exclusive of depreciation and amortization):
Product	4,973	7,170	9,638	13,290
Services	2,568	2,084	4,343	3,510
	7,541	9,254	13,981	16,800

Gross margin	2,386	1,803	3,429	3,268

Operating expenses:
Depreciation and amortization	370	381	741	762
Research, development and engineering	413	666	934	1,287
Selling, general and administrative	1,841	2,029	3,610	3,937
	2,624	3,076	5,285	5,986
Loss from operations	(238)	(1,273)	(1,856)	(2,718)
Interest income, net	8	41	17	105
Loss before income taxes	(230)	(1,232)	(1,839)	(2,613)
Income tax expense	(10)	(1)	(18)	(9)
Net loss	$(240)	$(1,233)	$(1,857)	$(2,622)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.45)	$(0.65)	$(0.95)
Weighted average common shares outstanding:
Basic and diluted	2,841	2,755	2,837	2,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Six Months Ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,857)	$(2,622)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	741	763
Provision for bad debts	11	5
Provision for obsolete and excess inventories	178	447
Provision for product warranty	477	602
Gain on disposals of property and equipment	(1)	—
Asset impairments	—	66
Compensation expense from share-based payments	111	180
Working capital changes:
Accounts receivable	802	(222)
Inventories	(57)	398
Prepaid expenses and other current assets	(1,049)	(165)
Accounts payable other current liabilities	931	466
Net cash provided by (used for) operating activities	287	(82)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(119)	(46)
Issuance of note receivable	—	(250)
Proceeds from sale of property and equipment	21	121
Net cash used for investing activities	(98)	(175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer to restricted cash	(89)	—
Net usage under line of credit agreement	89	—
Net decrease in bank overdraft	(994)	—
Proceeds from issuance of common shares – ESPP	1	8
Net cash (used for) provided by financing activities.	(993)	8
Net change in cash	(804)	(249)
Cash and cash equivalents at beginning of period	5,814	7,935
Cash and cash equivalents at end of period	$5,010	$7,686
Supplemental disclosure of cash flow information:
Income taxes paid	$23	$68
Interest paid	11	5

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

Reclassifications

In 2009, the Company’s presentation of certain expenses within its consolidated statements of operations was changed. Depreciation and amortization expenses were previously recorded in the captions “Cost of sales,” “Research, development and engineering” and “Selling, general and administrative.” In the current year, depreciation and amortization expenses are now being presented separately under the caption “Depreciation and amortization.” The Company believes that this change in presentation provides a more meaningful measure of its cost of sales and other operating expenses. These reclassifications had no effect on reported consolidated loss from operations, net loss or per share amounts. Amounts presented for the prior periods have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three and six months ended June 30, 2009 and June 30, 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Amounts reclassified:

Cost of sales	$(254)	$(262)	$(508)	$(524)
Research, development and engineering	(11)	(12)	(22)	(23)
Selling, general and administrative	(105)	(107)	(211)	(215)
Depreciation and amortization	370	381	741	762
Total costs and expenses	$—	$—	$—	$—

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

Subsequent Events

The Company has evaluated for disclosure all subsequent events occurring through August 14, 2009, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited, in thousands except for share and per share data)

2.

Recently Adopted and Issued Accounting Pronouncements

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

Effective for the quarterly period ended June 30, 2009, we adopted SFAS 165, Subsequent Events. The new standard provides guidance for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It also requires us to disclose the date through which subsequent events were evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Effective for the quarterly period ended June 30, 2009, we adopted the FASB’s Staff Position on FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107 and APB 28 to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual financial statements. The adoption of this standard does not have a material effect on our consolidated results of operations, financial position, or cash flows.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the Codification) will become the single source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification will be effective for our quarterly reporting period ended September 30, 2009 and will not have a material effect on our consolidated results of operations, financial position, or cash flows.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited, in thousands except for share and per share data)

3.

Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net sales:
Product	$6,434	$8,505	$11,855	$15,795
Services	3,493	2,552	5,555	4,273
	$9,927	$11,057	$17,410	$20,068

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
(Loss) income from operations:
Product	$(607)	$(1,130)	$(1,895)	$(2,315)
Services	369	(143)	39	(403)
Consolidated loss from operations	$(238)	$(1,273)	$(1,856)	$(2,718)

4.

Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2009 and December 31, 2008 are summarized below:

	June 30, 2009	December 31, 2008
Raw materials	$9,602	$9,924

Work-in-process	337	303
Finished goods	1,343	1,106
Gross inventories	11,282	11,333
Allowance for obsolete and excess inventory	(2,870)	(2,800)
Inventories, net	$8,412	$8,533

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

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited, in thousands except for share and per share data)

5.

Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	June 30, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$2,433	$2,500
Estimated earnings	510	500
	2,943	3,000
Less: Billings to date	1,641	2,613
	$1,302	$387

Included in the accompanying balance sheet under the following captions:

	June 30, 2009	December 31, 2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,722	$622
Billings in excess of costs and estimated earnings on uncompleted contracts	(420)	(235)
	$1,302	$387

6.

Intangibles

Intangible assets are summarized as follows and relate to the product segment only:

Intangible Assets with Determinable Lives	June 30, 2009	December 31, 2008
Customer relationships	$2,000	$2,000
Supply agreement	3,700	3,700
Total gross intangible assets	5,700	$5,700
Less: Accumulated amortization	3,488	2,952
Intangibles, net	$2,212	$2,748

Amortization expense for the six months ending June 30, 2009 and 2008 was $537 for both periods.  Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

7.

Warranty

The Company’s warranty activity for the six months ended June 30, 2009 and six months ended June 30, 2008 are summarized below:

	2009	2008

Accrued warranty cost, beginning of period	$1,012	$908
Warranty provision	477	602
Warranty claims	(337)	(489)
Accrued warranty cost, end of period	$1,152	$1,021

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited, in thousands except for share and per share data)

8.

Contingencies

The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. If necessary, the Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates. As of June 30, 2009, management does not believe that there are any matters that may have a material adverse effect on the financial condition or results of operations of the Company.

9.

Loss Per Share

The number of shares outstanding for calculation of loss per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Shares in thousands)
Weighted-average shares outstanding - basic	2,841	2,755	2,837	2,751
Effect of potentially dilutive shares	—	—	—	—
Weighted average in outstanding shares - dilutive	2,841	2,755	2,837	2,751

Due to the Company’s net loss for the three and six months ended June 30, 2009 and 2008, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive.

10.

Stock-Based Compensation

Total stock-based compensation expense by type of award is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	$14	$53	$22	$54
Restricted stock awards	46	64	88	125
Employee stock purchase plan	—	1	1	2
Total stock-based compensation expense	60	118	111	181
Tax effect on stock-based compensation expense	—	—	—	—
Net effect on loss from operations	60	118	111	181

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

Stock Options

The following table represents stock option activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2008	192,402	$9.98
Granted	—	—
Exercised	—	—
Forfeited/ Cancelled	(42,402)	9.64
Outstanding at June 30, 2009	150,000	10.08	1.58 years
Exercisable at June 30, 2009	124,200	$10.57	1.18 years

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited, in thousands except for share and per share data)

At June 30, 2009 there was no aggregate intrinsic value of stock options outstanding and exercisable as the exercise prices of the options were all greater than that of the average market price at the end of the period.

Restricted Stock Awards

The following table represents restricted stock awards activity for the year-to-date period ended June 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	45,000	$3.92
Awarded	33,732	2.82
Vested	(1,583)	3.16
Nonvested at June 30, 2009	77,149	$3.45

At June 30, 2009, there was $157 of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized over a weighted-average remaining service period of 1.04 years.

11.

Related Party Transactions

The Company engages in certain related party transactions with the Company’s largest shareholder, Delta Products Corporation. Delta is a significant supplier to the Company. The Company’s related party transactions with Delta, for the six months ended June 30, 2009 include $48 in sales and $4,291 in purchases ($77 in sales and $3,544 in purchases for the six months ended June 30, 2008). At June 30, 2009, the Company had balances of $5 and $823 included in accounts receivable and accounts payable, respectively.

12.

Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the first six months of 2009, sales to three companies comprised 73.8% of total sales. Sales to our top customer included $7,045 in product and $1,567 in services, our second highest customer included $622 in product and $2,691 in services, and our third highest customer included $464 in product and $454 in services.

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

Market conditions remain uncertain and difficult. In the recent past, several of our customers have engaged in mergers, acquisitions and divestitures, such as SBC acquiring AT&T, AT&T acquiring Bell South and Cingular, Alltel acquiring Western Wireless, and Sprint acquiring NEXTEL. Also, both Sprint Nextel and Alltel spun off their local wireline businesses to focus on their core wireless businesses. Recently Verizon has completed its purchase of Alltel and Embarq has merged with Century Telecom. During the third quarter of 2009, AT&T is expected to acquire Centennial Wireless. Currently, major wireline companies are focusing their capital expenditure spending on FTTC (fiber to the curb) and FTTN (fiber to the node) for both broadband and video services distribution, while wireless companies are focusing their capital expenditure spending on migration of acquired systems to the standards of the acquiring carrier, integrating networks, improving area coverage, and deploying 3G data services and have begun to announce plans to deploy WIMAX and LTE networks.

While the telecommunications market is extremely volatile, capital expenditure spending expanded by the mid single digits in 2007 and 2008 and analysts have projected further growth in 2009. In the event that capital spending does not grow in 2009, we believe we are positioned to take market share based on our industry leading responsiveness capability.

In 2009, we believe the merger and acquisition activity noted above has resulted in a slowing of capital expenditure growth in the wireless market. We have successfully ramped the midsized power products, which serve the wireless base station market, including both cabinet and hut applications. The midsized product platforms are standardized at 3 wireless operators.

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

Our R&D investment extends beyond traditional cell site applications.  In 2007, the Company modified its 827E inverter system to address a specific application at a major wireline carrier and 2009 year-to-date revenues for this product have increased 40.1%. The Quantum™ Power System, introduced to the market in 2008, positions us as a player in the shelf power market segment and the fast growing outside plant broadband market. According to industry analyst Skyline Marketing, the size of this power market segment in the United States is estimated to be $269 million in 2008, reaching $450 million by 2011.

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

Our services group focused on hardening our solution portfolio to meet the power needs of our Tier I customer base.  The revenue growth in 2009 was primarily driven by a major customer contract that was awarded to us in late 2008.

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

In the second quarter of 2009, we were awarded a nationwide maintenance contract for the DC power component of a Tier II Wireline service provider’s network. Additionally, we had six new account wins, most of which are with our new small power platform. Further, we had wins at three existing accounts deploying new cabinet solutions.

Lastly, in July 2009, PECO II received USDA (United States Department of Agriculture) Rural Utilities Services (RUS) acceptance for certain models of our power products. The USDA, through the RUS process, provides programs to finance rural America’s telecommunications infrastructure.

Results of Operations

Our second quarter 2009 financial performance reflects the impact of the slowing economy, offset by our improved operational performance. Our net sales decreased to $9.9 million and $17.4 million for the three and six months ended June 30, 2009, respectively, a decrease of $1.1 million and $2.7 million, or 10.2% and 13.2%, respectively, compared to the corresponding prior year periods.

Product net sales were $6.4 million for the second quarter of 2009, a decrease of $2.1 million, or 24.4%, compared to the second quarter of 2008. Product net sales were $11.9 million for the six months ending June 30, 2009, a decrease of $3.9 million, or 24.9%, compared to the corresponding period in 2008. We attributed this reduction in product revenues to the impact of both the slowing economy and merger and acquisition activity among our customers, which resulted in a slowdown in orders during 2009.

Services net sales were $3.5 million for the second quarter of 2009, an increase of $0.9 million, or 36.8%, compared to the second quarter of 2008. Services net sales were $5.5 million for the six months ending June 30, 2009, an increase of $1.3 million, or 30.0%, compared to the corresponding period in 2008. This growth was primarily attributed to a contract with a major service provider that was awarded to PECO II in the fourth quarter of 2008 for engineering and installation services.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

As of June 30, 2009, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $7.2 million, a $1.0 million, or 15.8%, increase from the comparable prior year period, a $4.7 million, or 183.0%, increase from December 31, 2008, and a $2.2 million, or 43.1% increase, from March 31, 2009. Product backlog of $3.4 million as of June 30, 2009 represented a 15.9% decline over the $4.0 million product backlog recorded as of June 30, 2008 and was a $0.4 million, or a 13.7% increase from March 31, 2009. The services backlog was $3.8 million as of June 30, 2009, which represented a 73.8% increase over the $2.2 million services backlog recorded as of June 30, 2008 and was a $1.8 million, or a 85.8% increase from March 31, 2009.  Given the telecom seasonality, the second quarter is normally our highest quarter for sales orders in a given year. We expect that to be the case this year. Second quarter 2009 bookings were 3.2% less than second quarter 2008 due to decreases in the product segment. This growth in backlog was totally attributable to our services business segment.

Gross margin dollars were $2.4 million and $3.4 million, respectively, for the three and six months ended June 30, 2009, as compared to $1.8 million and $3.3 million, respectively, for the three and six months ended June 30, 2008. Gross margin as a percentage of net sales was 24.0% and 19.7% for the three and six months ended June 30, 2009, compared to 16.3% for both of the comparable prior year periods.  This improvement was primarily driven by increased services margins of $0.5 million with growth in the engineering and installation business volume related to the contract award noted above.

For the quarter ended June 30, 2009, product gross margin was $1.5 million, or 22.7% of net product sales, as compared to $1.3 million, or 15.7% of net product sales for the corresponding period in 2008, notwithstanding the revenue decline of $2.1 million. The product margin improvement was primarily attributable to a number of price increases and product enhancements that have been implemented which have resulted in a reduction in product support costs and reduced obsolescence charges combined with a favorable sales volume mix.

The services gross margin was $925 thousand for the second quarter of 2009, or 26.5% of net services sales, as compared to $468 thousand, or 18.3% of net services sales for the second quarter of 2008, or a services gross margin increase of 8.2%. The services gross margin improvement was driven by the increased volume of engineering and installation business combined with the successful completion of a number of projects significantly ahead of budget. We do not expect to maintain the 26.5% gross margin level moving forward.

Second quarter 2009 operating expenses of $2.6 million remained flat when compared to the first quarter of 2009 and are $0.5 million less than of the second quarter of 2008. The reduced level of operating expenses versus 2008 was directly attributable to cost reduction actions implemented to address the current economic climate.

Research, development and engineering expense incurred was $413 thousand and $934 thousand respectively, for the three and six months ended June 30, 2009, down from $666 thousand and $1.3 million, respectively for the three and six months ended June 30, 2008. As a percentage of net product sales, research, development and engineering expense was 6.4% for the quarter ended June 30, 2009, which was a decrease of 1.4% from the second quarter of 2008. With the enhancements that have been implemented in our product portfolio over the past two years, current level of expenditures are believed to be adequate to fund the ongoing product development work that is required to respond to our customer requirements.

Selling, general and administrative expense was $1.8 million and $3.6 million for the three and six months ended June 30, 2009, as compared to $2.0 million and $3.9 million respectively, for the comparable prior year period. As a percentage of net sales, selling, general and administrative increased slightly to 18.5% for the quarter ended June 30, 2009, compared to 18.4% in the comparable prior year period.  As a percentage of net sales, we expect selling general and administrative expenses to decline in the near term as we grow services business segment revenues.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Net loss was $0.2 million and $1.9 million for the three and six months ended June 30, 2009, as compared to $1.2 million and $2.6 million, respectively, for the comparable prior year period.  The $1.0 million reduction in net loss compared to the second quarter of 2008 was driven primarily by improved services gross margins of $0.5 million resulting from strong revenue growth, attributed to a significant service provider contract that was awarded to PECO II in the fourth quarter of 2008, combined with a $0.4 million reduction in operating expenses noted above.

Liquidity and Capital Resources

As of June 30, 2009, available cash and cash equivalents approximated $5.0 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at June 30, 2009 was $11.3 million, which represented a working capital ratio of 2.3 to 1, compared to $12.4 million at December 31, 2008, which represented a working capital ratio of 2.5 to 1. Capital expenditures for the six months ended June 30, 2009, totaled $119 thousand. We continue our efforts to conserve cash.

Cash flows provided by operating activities for the six months ended June 30, 2009, was $287 thousand. While this included a net loss, it was offset by non-cash charges and reductions in working capital. There was $98 thousand of cash used for investing activities which was primarily from capital expenditures offset by the sale of equipment sold as a result of outsourcing. Cash used for financing activities was $993 thousand from the net decrease in bank overdraft.

Cash flows used for operating activities for the six months ended June 30, 2008, was $82 thousand. This was primarily from the net loss, offset by reductions in working capital and other non-cash charges. There was $175 thousand of cash used for investing activities which was primarily from the issuance of a note, offset by the sale of equipment sold as a result of outsourcing. Cash provided by financing activities was $8 thousand.

Contractual Obligations

We have an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, the Company maintains a deposit account with the bank. As of June 30, 2009, the balance on the line of credit was $0.9 million. As such, $0.9 million of the deposit account is reflected as restricted cash.

Critical Accounting Policies and Estimates

In preparing the accompanying unaudited condensed consolidated financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008. For a detailed discussion of the critical accounting policies and estimates, see the Management Discussion and Analysis included in our Annual Report. There were no significant changes in these critical accounting policies and estimates in the second quarter of 2009, except for the recently adopted accounting pronouncements as discussed below.

Recently Adopted and Issued Accounting Pronouncements

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

Effective for the quarterly period ended June 30, 2009, we adopted SFAS 165, Subsequent Events. The new standard provides guidance for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It also requires us to disclose the date through which subsequent events were evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Effective for the quarterly period ended June 30, 2009, we adopted the FASB’s Staff Position on FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107 and APB 28 to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual financial statements. The adoption of this standard does not have a material effect on our consolidated results of operations, financial position, or cash flows.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the Codification) will become the single source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification will be effective for our quarterly reporting period ended September 30, 2009 and will not have a material effect on our consolidated results of operations, financial position, or cash flows.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2009, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II. OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PECO II held its Annual Meeting of Shareholders on Tuesday, May 19, 2009. At this meeting, the shareholders approved the following management proposals:

Proposal 1: The election of three directors in Class III for three-year terms and until their successors are duly elected and qualified.

	Number of Shares Voted
	FOR	WITHHOLD AUTHORITY
James L. Green	1,539,208	264,984
Richard W. Orchard	1,286,160	518,032
Matthew P. Smith	1,563,536	240,656

ITEM 6.

Exhibits

Exhibit Number	Description
10.1

Supply Agreement, dated May 18, 2009, between the Company and DEI* (Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated May 18, 2009 and filed on May 22, 2009)

10.2

Description of the Material Terms of PECO II, Inc.’s Non-Equity Incentive Compensation Plan for Fiscal 2009 (Incorporated by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated May 18, 2009, and filed on May 22, 2009)

10.3

Release and Waiver Agreement, dated June 29, 2009, between PECO II, Inc. and Guy Kevin Borders (Incorporated by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated June 29, 2009, and filed on July 6, 2009)

10.4

Release and Waiver Agreement, dated July 6, 2009, between PECO II, Inc. and Jacquie L. Boyer (Incorporated by reference to the appropriate exhibit to the Company's Current Report on Form 8-K, dated June 30, 2009, and filed on July 7, 2009)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

———————

*

Portions of this Exhibit have been given confidential treatment by the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009

PECO II, Inc.

By:	/s/ JOHN G. HEINDEL
John G. Heindel
Chairman, President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)