Form 10-Q
period 2009-09-30
PECO II INC
filed 2009-11-13
CIK 845072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, without par value	2,850,860 shares

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

4

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.        Qualitative and Quantitative Disclosure About Market Risk

15

Item 4t.       Controls and Procedures

15

PART II  OTHER INFORMATION

Item 6.        Exhibits

16

Signatures

17

i

PECO II, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PECO II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,190	$5,814
Accounts receivable, net	4,319	4,366
Inventories, net	5,977	8,533
Cost and earnings in excess of billings on uncompleted contracts	3,795	622
Prepaid expenses and other current assets	155	267
Assets held for sale	5	28
Restricted cash	1,620	834
Total current assets	20,061	20,464
Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	4,628	4,628
Machinery and equipment	3,028	2,895
Furniture and fixtures	5,538	5,518
	13,389	13,236
Less-accumulated depreciation:	(10,378)	(10,109)
Property and equipment, net	3,011	3,127
Other assets:
Idle facility	800	800
Intangibles, net	1,944	2,748
Total assets	$25,816	$27,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$1,620	$834
Bank overdrafts	––	994
Accounts payable	3,235	3,387
Billings in excess of cost and estimated earnings on uncompleted contracts	282	235
Accrued compensation expense	1,217	923
Accrued income taxes	51	56
Other accrued expenses	1,711	1,633
Total current liabilities	8,116	8,062

Shareholders’ equity:
Common stock, no par value: 150,000,000 shares authorized; 2,850,860 and 2,816,527 shares issued at September 30, 2009 and December 31, 2008, respectively	3,616	3,573
Additional paid-in capital	122,055	121,901
Accumulated deficit	(107,971)	(106,397)
Total shareholders’ equity	17,700	19,077
Total liabilities and shareholders’ equity	$25,816	$27,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except for per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net sales:
Product	$6,299	$8,834	$18,154	$24,629
Services	6,650	3,129	12,205	7,402
	12,949	11,963	30,359	32,031
Cost of sales (exclusive of depreciation and amortization):
Product	5,517	7,620	15,155	20,910
Services	4,827	2,556	9,170	6,066
	10,344	10,176	24,325	26,976

Gross margin	2,605	1,787	6,034	5,055

Operating expenses:
Depreciation and amortization	363	379	1,104	1,142
Research, development and engineering	416	610	1,350	1,897
Selling, general and administrative	1,540	2,040	5,150	5,976
	2,319	3,029	7,604	9,015
Income (loss) from operations	286	(1,242)	(1,570)	(3,960)
Interest income, net	7	37	24	143
Income (loss) before income taxes	293	(1,205)	(1,546)	(3,817)
Income tax expense	(10)	(9)	(28)	(19)
Net income (loss)	$283	$(1,214)	$(1,574)	$(3,836)
Net income (loss) per common share:
Basic and diluted	$0.10	$(0.44)	$(0.55)	$(1.39)
Weighted average common shares outstanding:
Basic and diluted	2,851	2,765	2,851	2,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

PECO II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	For the Nine Months
	Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,574)	$(3,836)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,104	1,142
Provision for bad debts	42	34
Provision for obsolete and excess inventories	859	929
Provision for product warranty	706	802
Gain on disposals of property and equipment	(1)	(5)
Asset impairments	––	66
Compensation expense from share-based payments	196	329
Working capital changes:
Accounts receivable	5	(1,174)
Inventories	1,696	1,143
Prepaid expenses and other current assets	(3,062)	(511)
Accounts payable other current liabilities	(443)	(755)
Net cash used for operating activities	(472)	(1,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(185)	(60)
Transfer to restricted cash	(786)	(641)
Issuance of note receivable	––	(250)
Proceeds from sale of property and equipment	26	172
Net cash used for investing activities	(945)	(779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net usage under line of credit agreement	786	641
Net decrease in bank overdraft	(994)	––
Proceeds from issuance of common shares - ESPP	1	8
Net cash (used for) provided by financing activities	(207)	649
Net change in cash	(1,624)	(1,966)
Cash and cash equivalents at beginning of period	5,814	7,935
Cash and cash equivalents at end of period	$4,190	$5,969
Supplemental disclosure of cash flow information:
Income taxes paid	$34	$68
Interest paid	15	10

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

Reclassifications

In 2009, the Company’s presentation of certain expenses within its consolidated statements of operations was changed. Depreciation and amortization expenses were previously recorded in the captions “Cost of sales,” “Research, development and engineering” and “Selling, general and administrative.” In the current year, depreciation and amortization expenses are now being presented separately under the caption “Depreciation and amortization.” The Company believes that this change in presentation provides a more meaningful measure of its cost of sales and other operating expenses. These reclassifications had no effect on reported consolidated income (loss) from operations, net income (loss) or per share amounts. Amounts presented for the prior periods have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three and nine months ended September 30, 2009 and September 30, 2008.

Amounts reclassified:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$(255)	$(261)	$(763)	$(786)
Research, development and engineering	(10)	(12)	(32)	(35)
Selling, general and administrative	(98)	(106)	(309)	(321)
Depreciation and amortization	363	379	1,104	1,142
Total costs and expenses	$––	$––	$––	$––

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt. Fair values of cash and cash equivalents, receivables and payables approximate carrying values due to their relatively short-term nature. The carrying amount of debt approximates fair value due to the length of maturity and the existence of interest rates that approximate prevailing market rates.

Subsequent Events

The Company has evaluated for disclosure all subsequent events occurring through November 13, 2009, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands except for share and per share data)

2. Recently Adopted and Recently Issued Accounting Pronouncements

Effective for the quarterly period ended September 30, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the single source of authoritative generally accepted accounting principles (GAAP) in the United States. The ASC does not change current GAAP, but introduces a new structure, organized by accounting topics, designed to simplify user access to all authoritative literature related to a particular accounting topic. All prior authoritative documents were superseded and all other accounting literature not included in the ASC is considered nonauthoritative. As a result, prior GAAP references are no longer applicable. In an effort to make the financial statements more useful, the Company has elected to omit specific GAAP references and to ensure accounting concepts and policies are clearly explained. Any new recently issued accounting pronouncements will be referenced to the FASB’s Accounting Standards Update (ASU) referencing structure.

Fair value

As permitted, management elected to defer adoption of new fair value accounting standards until 2009 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. Accordingly, beginning January 1, 2009, management began applying the new standards to nonfinancial assets and liabilities for any nonrecurring fair value measurements required. During 2009, there have been no fair value measurements on a nonrecurring basis of the Company’s nonfinancial assets and liabilities that require further consideration or disclosure.

Effective for the quarterly period ended June 30, 2009, we also adopted new accounting standards that require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual financial statements. The adoption of this standard does not have a material effect on our consolidated results of operations, financial position, or cash flows.

Business combinations and noncontrolling interests

Effective January 1, 2009, we adopted new accounting standards for accounting and reporting of business combinations and noncontrolling interests. We have not entered into any business combination transactions during 2009. Therefore, the effect of implementing these standards will be dependent upon the nature and extent of future business combination transactions.

Earnings per share

Effective January 1, 2009, we adopted a new accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. Under the new standard, unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Before adoption, the Company already treated unvested share-based awards granted in share-based payment transactions as participating securities. As such, the adoption of this new standard did not have any effect on the computation of earnings per share.

Subsequent events

Effective for the quarterly period ended June 30, 2009, we adopted a new accounting standard for subsequent events. The new standard provides guidance for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It also requires us to disclose the date through which subsequent events were evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Revenue recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This ASU provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The ASU permits the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and third-party evidence (TPE) for determining the selling price of a deliverable. In cases in which VSOE or TPE cannot be determined, use of the best estimate of selling price is required. In addition, the residual method of allocating arrangement consideration is no longer permitted. This new update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands except for share and per share data)

3. Segment Information

The following summarizes additional information regarding segments of the Company’s operations:

Net sales:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Product	$6,299	$8,834	$18,154	$24,629
Services	6,650	3,129	12,205	7,402
	$12,949	$11,963	$30,359	$32,031

Income (loss) from operations:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Product	$(839)	$(1,228)	$(2,734)	$(3,543)
Services	1,125	(14)	1,164	(417)
Consolidated income (loss) from operations.	$286	$(1,242)	$(1,570)	$(3,960)

4. Inventories

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2009 and December 31, 2008 are summarized below:

	September 30, 2009	December 31, 2008
Raw materials	$8,185	$9,924
Work-in-process	273	303
Finished goods	937	1,106
Gross inventories	9,395	11,333
Allowance for obsolete and excess inventory	(3,418)	(2,800)
Inventories, net	$5,977	$8,533

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

5. Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following:

	September 30, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$4,557	$2,500
Estimated earnings	1,572	500
	6,129	3,000
Less: Billings to date	2,616	2,613
	$3,513	$387

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands except for share and per share data)

Included in the accompanying balance sheet under the following captions:

	September 30, 2009	December 31, 2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,795	$622
Billings in excess of costs and estimated earnings on uncompleted contracts	(282)	(235)
	$3,513	$387

6. Intangibles

Intangible assets are summarized as follows and relate to the product segment only:

Intangible Assets with Determinable Lives	September 30, 2009	December 31, 2008
Customer relationships	$2,000	$2,000
Supply agreement	3,700	3,700
Total gross intangible assets	5,700	5,700
Less: Accumulated amortization	3,756	2,952
Intangibles, net	$1,944	$2,748

Amortization expense for the nine months ending September 30, 2009 and 2008 was $805 for both nine-month periods. Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

7. Warranty

The Company’s warranty activity for the nine months ended September 30, 2009 and 2008 are summarized below:

	2009	2008
Accrued warranty cost, beginning of period	$1,012	$908
Warranty provision	706	802
Warranty claims	(521)	(754)
Accrued warranty cost, end of period	$1,197	$956

8. Contingencies

The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. If necessary, the Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates. As of September 30, 2009, management does not believe that there are any matters that may have a material adverse effect on the financial condition or results of operations of the Company.

9. Earnings Per Share

The number of shares outstanding for calculation of earnings per share is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Shares in thousands)	2009	2008	2009	2008
Weighted-average shares outstanding - basic	2,851	2,765	2,851	2,756
Effect of potentially dilutive shares	––	––	––	––
Weighted average shares outstanding - dilutive	2,851	2,765	2,851	2,756

Due to the Company’s net loss for the nine months ended September 30, 2009 and the three and nine months ended September 30, 2008, no common equivalent shares were included in the calculation of diluted earnings per share for either period because their effect would have been anti-dilutive. For the three months ended September 30, 2009, all outstanding stock options were excluded from the calculation of diluted shared because the exercise price of the options was greater than the market price at the end of the period.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands except for share and per share data)

10. Stock-Based Compensation

Total stock-based compensation expense by type of award is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Stock options	$26	$101	$48	$155
Restricted stock awards	59	46	147	171
Employee stock purchase plan	––	1	1	3
Total stock-based compensation expense	85	148	196	329
Tax effect on stock-based compensation expense	––	––	––	––
Net effect on income (loss) from operations	85	148	196	329

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

Stock Options

The following table represents option activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding at December 31, 2008	192,402	$9.98
Granted	––	––
Exercised	––	––
Forfeited/ Cancelled	(42,402)	9.63
Outstanding at September 30, 2009	150,000	10.08	1.32 years
Exercisable at September 30, 2009	125,100	$10.55	0.94 years

At September 30, 2009 there was no aggregate intrinsic value of stock options outstanding and exercisable as the exercise prices of the options were all greater than that of the average market price at the end of the period.

Restricted Stock Awards

The following table represents restricted stock awards activity for the year-to-date period ended September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	45,000	$3.92
Awarded	33,732	2.82
Vested	(6,330)	3.16
Nonvested at September 30, 2009	72,402	$3.47

At September 30, 2009, there was $98 of unrecognized compensation expense from non-vested restricted stock awards that is expected to be recognized over a weighted-average remaining service period of 1.15 years.

PECO II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands except for share and per share data)

11. Related Party Transactions

The Company engages in certain related party transactions with the Company’s largest shareholder, Delta Products Corporation. Delta is a significant supplier to the Company. The Company’s related party transactions with Delta, for the nine months ended September 30, 2009 include $62 in sales and $4,749 in purchases ($133 in sales and $6,071 in purchases for the nine months ended September 30, 2008). At September 30, 2009, the Company had balances of $20 and $95 included in accounts receivable and accounts payable, respectively.

12. Major Customers

Because of the Company’s concentration of sales to the Regional Bell Operating Companies (RBOCs) and wireless service providers, a small number of customers typically represent substantial portions of total sales. For the first nine months of 2009, sales to three companies comprised 74.4% of total sales. Sales to our top customer included $10,289 in product and $2,333 in services, our second highest customer included $910 in product and $7,861 in services, and our third highest customer included $1,165 in product and $16 in services.

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

In 2009, we believe the merger and acquisition activity noted above has resulted in a slowing of capital expenditure growth in segments of the wireless market. We have successfully ramped the mid-sized power products, which serve the wireless base station market, including both cabinet and hut applications. The mid-sized product platforms are standardized at 3 wireless operators.

Our R&D investment extends beyond traditional cell site applications. The Quantum™ Power System, introduced to the market in 2008, positions us as a player in the shelf power market segment and the fast growing outside plant broadband market. According to industry analyst Skyline Marketing, the size of this power market segment in the United States is estimated to be $269 million in 2008, reaching $450 million by 2011.

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

Achieving net income in the third quarter of 2009 represents a major milestone in PECO II’s journey to being a world-class industry vendor. Further, the third quarter is our second consecutive quarter of positive EBITDA performance. These financial results can be attributed to our efforts over the past few periods to focus on improving the processes that are key to delivering quality products and services to customers.

These results have been achieved in very challenging economic times. Dramatic growth in our services business, particularly engineering and installation activities, has offset a slowing in the product business, which we believe is the result of the various mergers and acquisitions that have occurred in 2009 among our customers, resulting in a delay in purchases. We do not believe PECO II has lost any market share through this period in our product business and that we have, in fact, dramatically taken market share from our competition in our services business.

The past two quarters’ financial results reflect the start of PECO II accruing the financial benefit coming from our focus on world-class operational performance. Through these challenging times, we have maintained our focus on the customer, and all of our employees are constantly targeting serving the customer better than anyone else in the industry. Leveraging this employee focus with our industry-leading responsiveness capability and our new technology platforms provides our customers with another reason to rely on PECO II for their power requirements. This focus has led to dramatically improved operational performance and is the basis for the market share gains we continue to realize.

Other customer highlights include PECO II’s first win with a new customer for battery backup cabinets, two major Tier II service providers placing their first orders for our small power product line, sixteen new account wins as a result of our growing focus on Tier III and independent service providers, a contract to provide network monitoring for a service provider's network and a major new win with the U.S. government for our small and mid-sized products.

Results of Operations

Our third quarter financial performance was primarily the result of our profitable growth in our services business from our engineering and installation capabilities offset by a continued slowing in product revenues. Our net sales increased to $13.0 million for the three months ended September 30, 2009, an increase of $1.0 million, or 8.2% over the three months ended September 30, 2008.  For the nine months ended September 30, 2009 our net sales decreased to $30.4 million, a decrease of 1.7 million, or 5.2% over the nine months ended September 30, 2008.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Product net sales were $6.3 million for the third quarter of 2009, a decrease of $2.5 million, or 28.7%, compared to the third quarter of 2008. Product net sales were $18.2 million for the nine months ending September 30, 2009, a decrease of $6.5 million, or 26.3%, compared to the corresponding period in 2008. We believe that the reduction in product sales was primarily the result of the merger and acquisition activity occurring in the industry among our customers resulting in a slowing of spending as the customers integrate the acquired organizations.

Services net sales were $6.7 million for the third quarter of 2009, an increase of $3.5 million, or 112.5%, as compared to the third quarter of 2008. Services net sales were $12.2 million for the nine months ending September 30, 2009, an increase of $4.8 million, or 64.9%, compared to the corresponding period in 2008. The increase in sales year to date in the services segment was primarily driven by a major customer contract that was awarded to us in late 2008.

As of September 30, 2009, our sales backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, was $9.3 million, a $3.6 million, or 63.8%, increase from the comparable prior year period, and was a 264.9% increase of $6.7 million from December 31, 2008, and a 28.9% increase of $2.1 million from June 30, 2009. Product backlog of $2.3 million was a $0.4 million, or 20.5% increase from December 31, 2008, and was a $1.1 million, or a 32.0% decrease from June 30, 2009, while services backlog was $7.0 million, a $6.4 million, or 998.7%, increase from December 31, 2008, and was a $3.2 million, or an 82.9% increase from June 30, 2009.  Dramatic growth in our services business, particularly engineering and installation activities, has offset a slowing in the product business, which we believe is the result of the various mergers and acquisitions that have occurred in 2009 among our customers, resulting in a delay in purchases. Third quarter 2009 bookings were 31.8% better than third quarter 2008.

Gross margin dollars were $2.6 million and $6.0 million, respectively, for the three and nine months ended September 30, 2009, as compared to $1.8 million and $5.1 million, respectively, for the three and nine months ended September 30, 2008. Gross margin as a percentage of net sales was 20.1% and 19.9% for the three and nine months ended September 30, 2009, compared to 14.9% and 15.8%, respectively, for the comparable prior year periods.

For the quarter ended September 30, 2009, product gross margin was $0.8 million, or 12.4% of net product sales, as compared to $1.2 million, or 13.7% of net product sales for the corresponding period in 2008. The quarter’s product gross margin includes a $0.6 million charge for stranded raw materials. This excess inventory was primarily the result of changes in buying patterns by customers as a result of the mergers that have occurred amongst our current customers in 2009 resulting in a shift in types of power systems being purchased as noted above. Adjusting for the excess inventory charge, operating gross margins would have been 21.9% for the quarter.

Services gross margin was $1.8 million for the third quarter of 2009, or 27.4% of net services sales, as compared to $0.6 million, or 18.3% of net services sales for the third quarter of 2008, or a services gross margin increase of 218.2%. The services gross margin increase was primarily driven by revenue growth in the quarter which resulted in a high utilization of the workforce. Given the seasonality of the services business, this high utilization is not expected to occur in the fourth quarter of 2009 or first quarter of 2010.

Third quarter 2009 operating expenses of $2.3 million are $0.7 million less than third quarter of 2008 operating expenses. Year-over-year reductions were primarily attributed to cost-reduction actions discussed and taken in prior periods as the Company dealt with the macroeconomic environment. We expect our engineering expenses to grow in the fourth quarter as we complete external testing of our new products for certification for our customers’ networks.

Research, development and engineering expense incurred was $0.4 million and $1.4 million respectively, for the three and nine months ended September 30, 2009, down from $0.6 million and $1.9 million, respectively for the three and nine months ended September 30, 2008. As a percentage of net product sales, research, development and engineering expense was 6.6% for the quarter ended September 30, 2009, which was a decrease of 31.8% from the third quarter of 2008. Our new product introduction cycles include, at times, significant out-of-pocket costs to bring

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

new products to the market and as such, research, development and engineering expenses will likely continue to move up and down, period to period, as we introduce new products. As noted above, fourth quarter 2009 is expected to show an increase in engineering costs as we complete external testing of various products being evaluated by current customers.

Selling, general and administrative expense was $1.5 million and $5.2 million for the three and nine months ended September 30, 2009, as compared to $2.0 million and $6.0 million, respectively, for the comparable prior year period. As a percentages of net sales, selling, general and administrative decreased to 11.9% for the quarter ended September 30, 2009, as compared to 17.1% in the comparable prior year period.  In the event that we have a profitable fourth quarter, selling general and administrative expenses may increase as a result of us incurring additional expense for 2009 management bonuses earned.

The third quarter 2009 net income of $0.3 million was an increase over the second quarter of 2009 and was primarily attributed to the sequential revenue growth, offset by excess inventory charges of $0.6 million. The net income improvement, when compared to the third quarter of 2008 net loss of $1.2 million, was driven primarily by the improved services gross margin and reduced operating costs, offset by the excess product inventory charge.

Liquidity and Capital Resources

As of September 30, 2009, available cash and cash equivalents approximated $4.2 million. We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. Working capital at September 30, 2009 was $11.9 million, which represented a working capital ratio of 2.5 to 1, compared to $12.4 million at December 31, 2008, which represented a working capital ratio of 2.5 to 1. Capital expenditures for the nine months ended September 30, 2009, totaled $185 thousand. We continue our efforts to conserve cash.

Cash flows used for operating activities for the nine months ended September 30, 2009, was $0.5 million. This was primarily from the net loss and an increase in working capital from the additional E&I services business, offset by non-cash charges. There was $945 thousand of cash used for investing activities, which was primarily from capital expenditures and transfers of available cash equivalents to restricted cash, offset by the sale of equipment sold as a result of outsourcing. Cash used for financing activities was $207 thousand primarily from the net decrease in bank overdraft offset by increases in the line of credit.

Cash flows used for operating activities for the nine months ended September 30, 2008, was $1.8 million. This was primarily from the net loss and an increase in working capital, offset by non-cash charges. There was $779 thousand of cash used for investing activities, which was primarily from the issuance of a note and transfer of available cash equivalents to restricted cash, offset by the sale of equipment sold as a result of outsourcing. Cash provided by financing activities was $649 thousand primarily from an increase in the line of credit.

Contractual Obligations

We have signed an agreement with National City Bank to provide all banking services and a $3.5 million line of credit. As collateral for the line of credit, we established a $3.5 million deposit account with the bank to cover any outstanding balance of the line of credit. As of September 30, 2009, the balance on the line of credit was $1.6 million. As such, $1.6 million of the deposit account is reflected as restricted cash.

Critical Accounting Policies and Estimates

In preparing the accompanying unaudited condensed consolidated financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008. For a detailed discussion of the critical accounting policies and estimates, see the Management Discussion and Analysis included in our Annual Report. There were no significant changes in these critical accounting policies and estimates in the third quarter of 2009, except for the recently adopted accounting pronouncements as discussed below.

PECO II, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Recently Adopted Accounting Pronouncements

Effective for the quarterly period ended September 30, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the single source of authoritative generally accepted accounting principles (GAAP) in the United States. The ASC does not change current GAAP, but introduces a new structure, organized by accounting topics, designed to simplify user access to all authoritative literature related to a particular accounting topic. All prior authoritative documents were superseded and all other accounting literature not included in the ASC is considered nonauthoritative. As a result, prior GAAP references are no longer applicable. In an effort to make the financial statements more useful, the Company has elected to omit specific GAAP references and to ensure accounting concepts and policies are clearly explained. Any new recently issued accounting pronouncements will be referenced to the FASB’s Accounting Standards Update (ASU) referencing structure.

Fair value

As permitted, management elected to defer adoption of new fair value accounting standards until 2009 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. Accordingly, beginning January 1, 2009, management began applying the new standards to nonfinancial assets and liabilities for any nonrecurring fair value measurements required. During 2009, there have been no fair value measurements on a nonrecurring basis of the Company’s nonfinancial assets and liabilities that require further consideration or disclosure.

Effective for the quarterly period ended June 30, 2009, we also adopted new accounting standards that require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual financial statements. The adoption of this standard does not have a material effect on our consolidated results of operations, financial position, or cash flows.

Business combinations and noncontrolling interests

Effective January 1, 2009, we adopted new accounting standards for accounting and reporting of business combinations and noncontrolling interests. We have not entered into any business combination transactions during 2009. Therefore, the effect of implementing these standards will be dependent upon the nature and extent of future business combination transactions.

Earnings per share

Effective January 1, 2009, we adopted a new accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. Under the new standard, unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Before adoption, the Company already treated unvested share-based awards granted in share-based payment transactions as participating securities. As such, the adoption of this new standard did not have any effect on the computation of earnings per share.

Subsequent events

Effective for the quarterly period ended June 30, 2009, we adopted a new accounting standard for subsequent events. The new standard provides guidance for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It also requires us to disclose the date through which subsequent events were evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Revenue recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This ASU provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The ASU permits the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and third-party evidence (TPE) for determining the selling price of a deliverable. In cases in which VSOE or TPE cannot be determined, use of the best estimate of selling price is required. In addition, the residual method of allocating arrangement consideration is no longer permitted. This new update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2009, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon such evaluation, our Chief Executive Officer/Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Date: November 13, 2009	PECO II, Inc.

/s/ JOHN G. HEINDEL
John G. Heindel
Chairman, President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)