Form 10-K
period 2009-12-31
PECO II INC
filed 2010-03-31
CIK 845072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s common shares, without par value, held by non-affiliates of the registrant was approximately $5.3 million on June 30, 2009.

On March 16, 2010, the registrant had outstanding 2,859,466 of its common shares, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1—BUSINESS

All references to “we,” “us,” “our,” “PECO II,” or the “Company” in this Annual Report on Form 10-K mean PECO II, Inc.

PECO II, Inc. was incorporated in Ohio in 1988.  Our headquarters is located at 1376 State Route 598 in Galion, Ohio 44833 and our telephone number is (419) 468-7600.  Our corporate web site address is www.peco2.com.

In 1988, we acquired the assets of ITT’s communications power product business.  In August 2000, we completed an initial public offering of 575,000 of our common shares resulting in net proceeds to us of $78.3 million.  We made two strategic acquisitions in 2001 to expand our engineering and installation, or E&I, services capabilities. In June 2001, we acquired Thornton Communications and in August 2001, we acquired JNB Communications.  On March 28, 2006, the Company acquired the assets related to the Telecom Power Division of Delta Products Corporation, which consisted of certain wireline and wireless communications providers contracts and related inventory and assumed the liabilities associated therewith.  In exchange, we issued 474,037 of our common shares without par value (the “Primary Shares”) and a warrant to purchase up to approximately 1.3 million of our common shares, or such other number of shares that, when aggregated with the Primary Shares, represented 45% of our issued and outstanding shares of common stock.  The warrant expired unexercised in September 2008.

On February 18, 2010, we entered into an Agreement and Plan of Merger (merger agreement) with Lineage Power Holdings, Inc. (Lineage), a Gores Group company and a provider of intelligent power conversion solutions, and Lineage Power Ohio Merger Sub, Inc., a wholly-owned subsidiary of Lineage.  Under the terms of the merger agreement, Lineage will acquire all of the outstanding shares of PECO II for $5.86 per share in cash without interest and less any applicable tax withholding.  The Board of Directors of both PECO II and Lineage have unanimously approved the proposed transaction.  The completion of the merger and other transactions contemplated by the merger agreement is subject to a number of conditions, including adoption at the special meeting of PECO II shareholders of the merger agreement and the merger.

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

Wireless providers continue to build and expand.  As a result of mergers and acquisitions within the wireless segment, there are four large North American organizations competing for the largest growth sector among individual subscribers.  Wireless providers will likely continue to invest in infrastructure to move closer to their subscriber base, fill coverage gaps, and add traffic capacity, as well as upgrade facilities to provide the latest subscriber services via high speed wireless technologies such as EVDO (Evolution Version Data Only), HSPA (High Speed Packet Access), and UMTS (Universal Mobile Telecommunications System).  Several carriers announced plans to begin introducing 4G solutions in 2009.  The two primary 4G solutions are LTE (Long Term Evolution) and WiMAX (Worldwide Interoperability for Microwave Access).

Cable TV companies have traditionally offered video services to their subscriber base.  However, in the past several years they have expanded to offer high speed data access that competes with the incumbent telephone company’s DSL service.   New high-speed data/video infrastructure builds are underway to offer VOIP (Voice Over Internet Protocol), and wireless services and protect their market from the new video and data offerings currently planned by local incumbent telephone companies.

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

Our Business Strategy

Our strategy is to capitalize on the growing need to afford service providers a reliable source of power to run their networks in order to serve their customers today.  These needs are found in wireline and wireless networks both at the service provider and enterprise level today.  We provide our customers with solutions and related services that power their voice, data, and broadband offerings.  Our long term strategy is to:

▪	profitably grow revenues by continuing to flawlessly serve our customers;

▪	improve our ability to touch more customers through the Company’s indirect sales channel capability;

▪	continually improve the talent level of our employees through coaching, training, and adding experienced industry talent to upgrade our overall capability;

▪	continue to organically expand our customer base while we evaluate selective acquisitions to augment our current capabilities;

▪	leverage alliances to operationally improve our customer responsiveness and grow our product and solution capability, enabling us to expand on technical competencies while lowering our cost structure;

▪	leverage power system services competency to grow a national service capability;

▪	penetrate further into customer markets where we currently have a strong services embedded base;

▪	evaluate key markets for expansion based on leveraging our DC power competency;

▪	leverage industry partnerships to provide “green” solutions that meet our customer’s expectations;

▪	further develop system integration and assembly capability to ensure we maintain the most responsive resource in the industry; and

▪
refine our product development processes to focus on systems integration skills and practices that reduce design cycle times, positioning us to capture market share in the fast-paced telecommunications market.

 Business Segments

 Our operations are organized within two segments: products and services.

Products

 We continued to transform our product offering in 2009.  We filled a key product category gap by developing a new small power platform to address the growing market for broadband outside plant and network edge power solutions.  The size of the small, or micro, power market in the U.S. is estimated to reach $450 million by 2011, according to industry analyst Skyline Marketing.  The inclusion of another platform to the Company’s small power portfolio will position the Company to participate in this high growth sector during 2010 and beyond.

Our small product platforms are the Quantum™ Power System and the MPS Micro Power System.  The Quantum platform is a 48-volt DC power system that combines high-density rectifiers, distribution and control in a sleek, low-profile shelf.  It is optimized for telecom carriers deploying FTTN and traditional wireline architectures.  Designed for the harsh outside plant environment, the Quantum system’s small footprint makes it ideal for cabinets where rack space is at a premium.  Both 23” and 19” Integrated Shelves were developed in 2008, along with a variety of distribution options.  The Quantum system has achieved NEBS Level 3 Certification.

The MPS Micro Power System is a small power system designed for the network edge.  Depending on configuration, the low profile system supplies anywhere from 18 Amps to 150 Amps of current at 48Vdc in a 1RU shelf by 19” wide shelf.  The system contains up to three rectifiers, integrated distribution and a system controller.  The controller provides standard DC power system management along with battery management, as well as an optional SNMP interface.  Integrated distribution can include GMT fuses and a battery disconnect fuse, minimizing the size of the overall system and making it ideal for use in space-constrained remote cabinet applications.  A primary application for the MPS is powering triple play solutions for multiple dwelling unit applications.

During the fourth quarter of 2009, we introduced our next generation mid-sized power plant products to the marketplace.  These next generation 138 and 139 power plants utilize 1RU rectifiers and converters, incorporate a totally redesigned user interface, and implement reconfigured AC input and DC output interconnections.  User friendliness, field serviceability, and cable management have all been significantly improved while preserving all tried and true customer practices.  The 138 and 139 plants also support the growing number of “green” initiatives by incorporating high efficiency 1RU rectifiers and converters.  Customer reaction has been very favorable.  Several plants have already shipped to new customers and customers of existing mid-size power plants have expressed strong desire to move to the new power plants.

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

 Services

 In 2009, we continued our efforts to address the needs of our Tier I customer base.  We strengthened our Central Office/Mobile Switching Center reputation and skill set by expanding out to new customers and markets.  We expanded our cell site service capabilities, resulting in the award of Power turn key cell site deployment services contracts from Tier I wireless carriers.  Additionally, we were awarded a renewal and major expansion of an existing contract with a Tier I provider.  We continue to emphasize skill set expansion to deepen our solution set within our embedded customer base, while assisting with the establishment of new services offerings that will enable us to expand beyond our current power centric wireline/wireless reputation.  Our portfolio of services solutions include:

•	Capital Deployment Engineering & Installation (E&I) Services

●	DC Power (PECO II or other OEM products)

▪	Large and Small Power Plants

▪	Battery Install/Testing/Removals

▪	Converter and/or Inverter Plants

●	Transmission

•	Project Management

●	Multi-site Network Build Plans

●	Multi-site Maintenance and Emergency Support Services

•	After Market Services

●	Cell Site/Remote Terminal Services

▪ Power, Grounding, Site Expansion Audits

▪ Preventative Maintenance Programs

●	Central Office/Main Switching Office Services

▪ Power & Grounding Audits

▪ Preventative Maintenance Program

●	Depot & Field Repair Services of DC Power Equipment

▪ Advance Exchange

▪ Product Upgrade and Refurbishment

•	Staffing Services within Wireline & Wireless Telecommunication Sector

●	Engineering Personnel

●	Installation Personnel

●	Technical & Field Personnel

We will strive to continue to develop and enhance these services to maintain our strong quality and professional services reputation within the telecommunication industry.

Marketing and Sales

 In 2009, our focus was on growing the business; we increased business with existing customers, added channel partners to reach additional customers and looked to Original Equipment Manufacturer (OEM) partners in order to provide full turnkey solutions to the market place.  Our sales force is located throughout the United States and calls directly on our National Carrier customers, as well as providing local sales support to our manufacture representatives and Value Added Resellers (VARs).  Our go to market model includes a National Account focus driving new product introductions, product standardizations and approvals as well as positioning PECO II and developing relationships throughout the customer’s corporate group that provide us visibility and opportunity to expand our relationships.  Our regional sales efforts focus on growing business geographically and increasing our presence in those regions.

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

In 2009, the wireless carriers provided us with 55% of our revenue.  The major portion of this revenue came from manufactured products (power systems and outside plant cabinets), however, we continue to see an increasing demand and corollary growth with our services portfolio (engineering, installation, maintenance contracts, site audits, and training).  We provide aforementioned services to companies such as:  Sprint Nextel, Verizon Wireless and AT&T.   Note that Alltel was acquired by Verizon Wireless and Centennial Wireless was acquired by AT&T in 2009.

The RBOCs made up 35% of our 2009 revenue.  Major customers that we serve in this segment include: AT&T, Verizon and Qwest.  This segment grew dramatically in 2009 as a result of the growth in our E&I services capability.

The remaining revenue comes from a large number of other customers that can be classified as Independent Telephone Companies, Competitive Access Providers, Inter-exchange Carriers, Government, Original Equipment    Manufacturers, Cable TV, as well as international partners/service providers.  This market made up 10% of our revenues in 2009.  This segment included a healthy mix of services along with our traditional manufactured products.  Some of the customers included in this segment of our customer base include: Level 3, Time Warner Telephone, Nokia and BT.

Backlog

As of December 31, 2009, the unshipped customer order backlog totaled $2.9 million, compared to $2.5 million as of December 31, 2008.  We expect to ship the entire December 31, 2009 backlog in 2010.

Operations and Quality Control

 The goal of our operations is to be recognized as a world class entity as measured by total customer satisfaction.  We strive to achieve complete customer satisfaction by providing customers with zero defects in our installed equipment from product design to test and turn up, all at the best possible value.  Our manufacturing operations are focused on factory flow, productivity improvement, cost reduction and evaluation of operations processes to ensure our long-term success.  Our services capabilities are focused on zero defects and flawless on-time delivery of our services to meet the requirements of our customers.  Likewise, through the development and deployment of quality process tools throughout PECO II, we aim to dramatically improve processes and associate involvement in our quest for excellence.  By accomplishing the above, we aim to position PECO II to ensure customer satisfaction, which will enhance our ability to grow our business.

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

We rely on relationships with some of our competitors to access critical rectifier and converter technology for our power systems. Without access to this critical technology our ability to grow or maintain our current levels of revenue and earnings could be impaired.

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

Employees

 We presently have approximately 190 full-time employees.  None of our employees are represented by a labor union.  We have not experienced employment related work stoppages.

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

ITEM 1A—RISK FACTORS

Failure to consummate the announced merger with Lineage may adversely affect the market price of our common stock and our results of operations.

If the merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed.  In addition, in response to the announcement of the merger, our customers and strategic partners may delay or defer decisions which could have a material adverse effect on our business regardless of whether the merger is ultimately completed.  Similarly, current and prospective employees of our company may experience uncertainty about their future roles with the combined company.  These conditions may adversely affect employee morale and our ability to attract and retain key management, sales, marketing and technical personnel.  In addition, focus on the merger and related matters have resulted in, and may continue to result in, the diversion of management’s attention and resources.  To the extent that there is uncertainty about the closing of the merger, or if the merger does not close, our business may be harmed if customers, strategic partners or others believe that they cannot effectively compete in the marketplace without the merger or if there is customer and employee uncertainty surrounding the future direction of the company on a stand-alone basis.

If the merger does not occur, we will not benefit from the expenses we have incurred in preparation for the merger.

If the merger is not consummated, we will have incurred substantial expenses for which no ultimate benefit will have been received by us.  We currently expect to incur significant out-of-pocket expenses for services in connection with the merger, consisting of financial advisor, legal and accounting fees and financial printing and other related charges, many of which may be incurred even if the merger is not completed.  Moreover, under specified circumstances, we may be required to pay a termination fee of $1.1 million, depending upon the reason for termination, to Lineage in connection with a termination of the merger agreement.

Legal proceedings in connection with the merger could delay or prevent the completion of the merger.

A purported class action lawsuit has been filed by third parties challenging the proposed merger and seeking, among other things, to enjoin the consummation of the merger.  One of the conditions to the closing of the merger is that no order shall have been issued by any court of competent jurisdiction preventing the consummation of the merger.  If a plaintiff is successful in obtaining an injunction prohibiting consummation of the merger, then the injunction may delay the merger or prevent the merger from being completed.

The communications market fluctuates and is impacted by many factors, including decisions by service providers regarding capital expenditures and their timing of purchases as well as demand and spending for communications services by businesses and consumers.

After significant deterioration earlier this decade, the global communications market stabilized in 2004 and experienced modest growth through 2008, as reflected in increased capital expenditures by service providers and growing demand for telecommunications services.  In 2009, the overall market was flat to down, primarily resulting from the ongoing industry level consolidation that continues amongst the service providers combined with the overall economic conditions.  Although we believe the overall market will continue to grow, the rate of growth could vary and is subject to substantial fluctuations, especially in times of overall economic uncertainty.  Additionally, the specific market segments in which we participate may not experience the growth of other segments.  If this were to continue to occur, or if there was a reduction in capital expenditures, our business, operating results, and financial condition may be adversely affected.  If capital investment by service providers grows at a slower pace than we anticipate, our business, operating results and financial condition may be adversely affected.  The level of demand by service providers can change quickly and can vary over short periods of time, including from month to month.

A small number of customers account for a high percentage of our net sales; there are only a small number of potential major customers in our primary market; and the loss of a key customer could have a negative impact on our operating results and cause our stock price to decline.

In any one quarter, it is typical for us to have two to three key customers that each account for over 10% of our revenues.  In 2009, sales to our ten largest customers accounted for approximately 85.3% of net sales.  We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods.  In addition, almost all of our sales are made on the basis of purchase orders, and most of our customers are not obligated to purchase products or services from us.  As a result of this customer concentration, our revenues and operating results may be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that accounted for significant sales in past periods, individually, or as a group, will continue, or if continued, will reach or exceed historical levels in any future period.  Further, such customers are concentrated in the communications industry and our future success depends on the capital spending patterns and the continued demand of such customers for our products and services.  Additionally, any merger or acquisitions among our customers could impact future orders from such customers.

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

The market for the equipment and services we provide is characterized by rapid technological changes, evolving industry standards, changing customer needs and frequent new equipment and service introductions.  Failure to keep up with these changes could impair our competitive position and hurt sales, earnings and our prospects for future growth.  If we fail to adequately predict and respond to these market changes, our existing products or products in development could become obsolete in a relatively short time frame.  Our future success in addressing the needs of our customers will depend, in part, on our ability to timely and cost-effectively:

▪  respond to emerging industry standards and other technological changes;

▪  develop our internal technical capabilities and expertise;

▪  broaden our equipment and service offerings; and

▪  adapt our products and services to new technologies as they emerge.

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

Competition among companies that supply equipment and services to communications service providers is intense.  A few of our competitors have significantly greater financial, technological, manufacturing, marketing and distribution resources than we do.  There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by us or adapt more quickly than us to new technologies, emerging industry trends or changing customer requirements. Increased competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross margins.  Additionally, we rely on relationships with some of our competitors to access critical rectifier and converter technology for our power systems.  Without access to this critical technology, our ability to grow or to even maintain our current levels of revenues and earnings could be impaired.

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

Our ability to compete is dependent in part upon our proprietary technology.  We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect our proprietary rights.  Despite our efforts to protect these rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use the information that we regard as proprietary.  There can be no assurance that the steps we take to protect our proprietary information will prevent misappropriation of such technology and such protections may not preclude competitors from developing products with functionality or features similar to our products.  While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications from third parties asserting our products infringe, or may infringe, the proprietary rights of third parties.  Any such claims could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays, or require us to develop non-infringing technology or enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.  In the event of a successful claim of product infringement against us, if we fail or are unable to develop non-infringing technology or license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.

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

From February 13, 2007, to May 22, 2008, we were not in compliance with The Nasdaq Stock Market’s Marketplace Rule that requires the Company to maintain a $1.00 per share minimum bid price.  In an effort to regain compliance, our shareholders approved, and on May 7, 2008, we executed a 1-for-10 reverse stock split.  On May 22, 2008, we received a decision that Nasdaq would continue the listing of our common shares on The Nasdaq Stock Market.  Although our common shares are currently in compliance with the Nasdaq Stock Market’s continued listing standards, we cannot assure you that we will continue to meet all continued listing standards in the future.

Ownership of our common shares is concentrated among a few shareholders, who may be able to exert substantial influence over our Company.

Our present officers and directors own outright approximately 20.7% of our common shares as of March 12, 2010.  In particular, Messrs. Matthew P. Smith and James L. Green, and their respective affiliates, own outright approximately 16.9% of our common shares as of March 12, 2010.  In addition, Delta International Holding Ltd. owns outright 474,037 shares or approximately 16.6% of our common shares as of March 12, 2010.  As a result, these shareholders have the potential to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  Such ownership may have the effect of delaying or preventing a change in control of our Company.

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

The Company, each of the members of the Company’s board of directors, Lineage Power Holdings, Inc. (“Lineage”), and Lineage Power Ohio Merger Sub, Inc. (“Merger Sub”) were named defendants in a purported class action and shareholder derivative lawsuit filed in the Court of Common Pleas of Cuyahoga, County, Ohio, on or about March 5, 2010, and styled as follows:  Harshad Sandesara v. PECO II, Inc., et al., Case No. CV 10 720332.  Plaintiff is a shareholder of the Company and seeks both to enjoin the merger and damages.  On March 15, 2010, plaintiff filed an amended complaint and a motion for expedited proceedings.  Thereafter, on March 19, 2010, plaintiff filed a motion for preliminary injunction asking that the court block the merger.  The lawsuit alleges, among other things, that the directors of the Company, aided and abetted by the Company and Lineage, breached their fiduciary duties in connection with the directors’ recommendation that the shareholders adopt a proposed merger transaction between the Company and Merger Sub that would result in the Company being a wholly owned subsidiary of Lineage.  On March 25, 2010, the defendants filed a motion to dismiss the amended complaint and a brief in opposition to the motion for expedited proceedings.  On March 26, 2010, the Court denied plaintiff’s motion to expedite discovery and ordered the Company to supplement its proxy statement filed March 18, 2010 with specific information concerning the background of the merger.  At this stage, it is not possible to predict the outcome of this proceeding or its impact on the Company.  The Company believes the allegations made in the amended complaint are without merit and intends to vigorously defend against the plaintiff’s claims.

ITEM 4—(REMOVED AND RESERVED)

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares began trade on the Nasdaq Capital Market under the symbol “PIII.”  The following table sets forth the high and low sales prices (on a post-split basis) of our common shares on the Nasdaq Capital Market for the periods set forth below:

2009	High	Low
First Quarter	$4.25	$2.39
Second Quarter	$4.75	$2.40
Third Quarter	$4.29	$2.58
Fourth Quarter	$5.20	$2.89

2008
First Quarter	$7.60	$5.50
Second Quarter	$8.50	$3.12
Third Quarter	$4.85	$3.28
Fourth Quarter	$4.44	$2.04

Holders

As of March 16, 2010, there were 496 holders of record of our common shares.

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

Recent Sales of Unregistered Securities

 During the fourth quarter of 2009, no unregistered securities were sold.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During the fourth quarter of 2009, no repurchases were made.

ITEM 6—SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the consolidated financial statements and other financial information elsewhere in this Form 10-K.

Overview

 PECO II, Inc. was organized in 1988 for the purpose of acquiring the assets of ITT’s communications power product business.  Today, we provide solutions to our telecommunications customers through a variety of products and services in order to meet their cost, quality, productivity and capacity challenges.  As part of this process, we design and manufacture communications specific power products.  We also provide on-site engineering and installation, systems integration, installation, maintenance, and monitor services to our customers.  Our power systems provide a primary supply of power to support the infrastructure of communications service providers, including local exchange carriers, long distance carriers, wireless service providers, internet service providers and broadband access providers.  Our power distribution equipment directs this power to specific customer communications equipment.  Our systems integration business provides complete built-to-order communications systems assembled and installed pursuant to customer specifications and incorporating other manufacturers’ products.

Market conditions remain uncertain and difficult.  In the recent past, several of our customers have engaged in mergers, acquisitions and divestitures, such as SBC acquiring AT&T, AT&T acquiring Bell South and Cingular, Alltel acquiring Western Wireless, and Sprint acquiring NEXTEL.  Also, both Sprint Nextel and Alltel spun off their local wireline businesses to focus on their core wireless businesses.  Recently Verizon has concluded its purchase of Alltel, AT&T has concluded its purchase of Centennial, and Century Tel has merged with Embarq to form CenturyLink.  Currently, major wireline companies are focusing their capital expenditure spending on FTTC (fiber to the curb) and FTTN (fiber to the node) for both broadband and video services distribution, while wireless companies are focusing their capital expenditure spending on migration of acquired systems to the standards of the acquiring carrier, integrating networks, improving area coverage, deploying 3G data services and have begun to announce plans to deploy WIMAX and LTE networks.

While the telecommunications market is extremely volatile, estimated capital expenditure spending was flat to down in 2009 and analysts, given the economic uncertainty, are unsure regarding capital expenditure levels for 2010.  The current economic environment is causing many companies to forecast flat to limited growth in spending in the near future.  Notwithstanding this possible ongoing slowdown, we believe that our capabilities, combined with our market position, will afford us the opportunity to take market share even in a slowing economy.

In 2009, we targeted the capital expenditures growth in the wireless market and services spending.  We successfully maintained our market position with key customers notwithstanding a downturn in 2009 product revenues.  We believe that the downturn in product revenues was primarily driven by reduced spending due to the industry consolidation that occurred in 2009.

Our R&D investment extended beyond traditional cell site applications.   Our small product platforms are the QuantumTM Power System and the MPS Micro Power System.  The Quantum platform is a 48-volt DC power system that combines high-density rectifiers, distribution and control in a sleek, low-profile shelf.  It is optimized for telecom carriers deploying FTTN and traditional wireline architectures.  Designed for the harsh outside plant environment, the Quantum system’s small footprint makes it ideal for cabinets where rack space is at a premium.  Both 23” and 19” Integrated Shelves were developed in 2008, along with a variety of distribution options.  The Quantum system has achieved NEBS Level 3 certification.

The MPS Micro Power System, is a small power system designed for the network edge.  Depending on configuration, the low profile system supplies anywhere from 18 Amps to 150 Amps of current at 48Vdc in a 1RU shelf by 19” wide shelf.  The system contains up to three rectifiers, integrated distribution and a system controller.  The controller provides standard DC power system management along with battery management, as well as an optional SNMP interface.  Integrated distribution can include GMT fuses and a battery disconnect fuse, minimizing the size of the overall system and making it ideal for use in space-constrained remote cabinet applications.  A primary application for the MPS is powering triple play solutions for multiple dwelling unit applications. We began customer trials during the fourth quarter of 2008.

During the fourth quarter of 2009, we introduced our next generation midsized power plant products to the marketplace.  These next generation 138 and 139 power plants utilize 1RU rectifiers and converters, incorporate a totally redesigned user interface, and implement reconfigured AC input and DC output interconnections.  User friendliness, field serviceability, and cable management have all been significantly improved while preserving all tried and true customer practices.  The 138 and 139 plants also support the growing number of “green” initiatives by incorporating high efficiency 1RU rectifiers and converters.  Customer reaction has been very favorable.  Several plants have already shipped to new customers and customers of existing mid-size power plants have expressed strong desire to move to the new power plants.

 During the first quarter 2009, we achieved TL9000 recertification.  The certification process included evaluation of our core business processes based on TL9000 Quality Management System Requirements Release 4.0, an upgrade over previous assessments.  The TL9000 standard defines the telecommunications quality system requirements for the design development, production, delivery, installation and maintenance of products and services.

Our Services group focused on hardening our solution portfolio to meet the power needs of our Tier I customer base.   The revenue decline in 2008 was driven by reduced spending at two of our major customers.  During the fourth quarter of 2008, we were notified of a contract renewal with a major Tier I customer.  This renewal included a major expansion of work to be performed by us.  This contract award was the primary driver for our 2009 revenue growth.

Our Services division continues to provide multi-vendor E&I services for all major power product brands.   This capability is both respected and valued in the marketplace.  Our strong power E&I services reputation has provided many opportunities for introducing new power products as well as a real user feedback channel on deployed products.  This feedback continues to aid us with designing and improving products to meet the industry evolving needs.

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

 Revenue Recognition

 Product revenues are recognized when customer orders are completed and shipped, title passes to the customer and collection is reasonably assured.  Product sales sometimes include multiple items including services such as installation.  In such instances, product revenue is not recognized until installation is complete and the product is made available for customer use.  Services revenues on E&I contracts and the costs for services performed are primarily recorded as the work progresses on a percentage of completion basis.  Management believes that all relevant criteria and conditions are considered when recognizing sales.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which include intangible assets and plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important that could trigger an impairment review include, but are not limited to, the following:

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

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined on a standard cost basis that approximates the first-in, first-out method.  Inventory costs consist of purchased product, internal and external manufacturing costs, and freight.  Management regularly reviews inventory for obsolescence or excessive quantities and records an allowance accordingly.  Various factors are considered in making this determination, including recent usage history, forecasted usage and market conditions.

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

Share-Based Compensation

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be different in the future.

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

Results of Operations

 The following table shows, for the periods indicated, selected items and the percentage of net sales from our consolidated statement of operations.

	Year Ended December 31,
	2009			2008
Net sales:
Product	$24,105	57.0%		$31,554	75.6%
Services	18,182	43.0%		10,189	24.4%
	42,287	100.0%		41,743	100.0%
Cost of sales (exclusive of depreciation and amortization):
Product	18,854	44.6%		25,549	61.2%
Services	13,579	32.1%		8,292	19.9%
Obsolete inventory write-off	1,035	2.4%		2,146	5.1%
	33,468	79.1%		35,987	86.2%

Gross margin	8,819	20.9%		5,756	13.8%

Operating expenses:
Depreciation and amortization	1,466	3.5%		1,494	3.6%
Research, development and engineering	1,873	4.4%		2,306	5.5%
Selling, general and administrative	7,179	17.0%		8,083	19.3%
Impairment of goodwill	—	—		1,503	3.6%
Impairment of idle facility	—	—		200	0.5%
	10,518	24.9%		13,586	32.5%
Loss from operations	(1,699)	(4.0	% )	(7,830)	(18.7	% )
Interest income, net	26	0.1%		171	0.4%
Loss before income taxes	(1,673)	(3.9	% )	(7,659)	(18.3	% )
Income tax expense	(14)	( 0.1	% )	(45)	( 0.1	% )
Net loss	$(1,687)	(4.0	% )	$(7,704)	(18.4	% )

Net Sales.  Net sales increased $0.5 million, or 1.3%, to $42.3 million for the year ended December 31, 2009 from $41.7 million for the year ended December 31, 2008.  This increase was driven primarily by our services business.  Services revenues grew by $8.0 million in 2009.  Our E&I capabilities were the major driver of this growth.

Net sales in our product segment decreased by $7.5 million, with the result being $24.1 million for the year ended December 31, 2009 as compared to $31.6 million for the year ended December 31, 2008.   We believe this reduction was primarily the result of the industry level consolidation that occurred in 2009 in North America.  As of December 31, 2009, our product backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had decreased to $1.2 million from $1.9 million at December 31, 2008.

Net sales in our services segment increased by $8.0 million, resulting in $18.2 million for year ended December 31, 2009 as compared with $10.2 million for the year ended December 31, 2008.  The increase in revenues was primarily driven by new services work with a major service provider for our E&I capabilities.  As of December 31, 2009, our services backlog, which represents total dollar volume of firm sales orders not yet recognized as revenue, had increased to $1.7 million from $0.6 million at December 31, 2008.

Gross Margin.  Gross margin dollars increased to $8.8 million in 2009 as compared to $5.8 million in 2008. Gross margin as a percentage of net sales increased to 20.9% in 2009 as compared to 13.8% in 2008.  This increase included a charge of $1.0 million for obsolete and slow-moving inventory as compared to a charge of $2.1 million in 2008.

The product gross margin increased to $4.2 million in 2009 as compared to $3.9 million in 2008.  Product gross margin, as a percentage of product sales, increased to 17.5% in 2009, compared to 12.2% in 2008.  This increase was primarily driven by product price increases instituted in 2009 with a number of our major customers, combined with reduced obsolescence charges, when compared to 2008.

The services segment gross margin increased to $4.6 million in 2009 as compared with the $1.9 million in 2008.  Services gross margin as a percentage of services sales was 25.3% in 2009 as compared to 18.6% in 2008.   This increase reflected the impact of the services contract win noted above.

 Research, Development and Engineering.  Research, development and engineering expense decreased to $1.9 million in 2009 from $2.3 million in 2008, representing a decrease of $0.4 million.  The decrease was primarily driven by the completion of major small power work that was accomplished in 2008.  As a percentage of net product sales, research, development and engineering expense increased to 7.8% in 2009 up from 7.3% in 2008.

Selling, General and Administrative.   Selling, general and administrative expense decreased to $7.2 million in 2009 from $8.1 million in 2008, representing a decrease of $0.9 million.  As a percentage of net sales, selling, general and administrative expense decreased to 17.0% in 2009 from 19.3% in 2008.  The decrease, as a percentage of revenues, reflected the productivity increases realized as we continued our focus on process improvements throughout the business.

Interest Income.   Interest income, net, was $26 thousand in 2009 compared to $171 thousand in 2008.  Of this amount, interest expense was $18 thousand in 2009 compared to $14 thousand in 2008, while interest income decreased to $44 thousand in 2009 compared to $185 thousand in 2008.  The decrease in interest income, net, in the current year was due primarily to less income from investments from reduced interest-earning balances and reductions of effective interest rates.

Income Taxes.   As a result of our significant continued operating losses in recent years, we have not been subject to significant income taxes and have a 100% valuation allowance for our net deferred tax assets.  As such, our effective income tax rate was a negative 0.8% in 2009 compared to an effective rate of negative 0.6% in 2008.

Liquidity and Capital Resources

 Our primary liquidity needs for the foreseeable future will be for working capital and operations. As of December 31, 2009, available cash and cash equivalents approximated $7.4 million.  Based on available funds and current plans, we believe that our available cash, borrowings and amounts generated from operations, will be sufficient to meet our cash requirements for the next 12 months.  The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur.  If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

Working capital was $12.2 million at December 31, 2009, which represented a working capital ratio of 2.6 to 1, compared to $12.4 million at December 31, 2008.  Our investment in inventories and accounts receivables was $11.3 million and $12.9 million at December 31, 2009 and 2008, respectively.  Our capital expenditures were $0.2 million and $0.07 million in 2009 and 2008, respectively.  Our budgeted capital expenditures for 2010 are $0.1 million as we remain focused on conserving cash.  Accounts receivable days sales outstanding stood at 46 days at December 31, 2009, as compared to 46 days at December 31, 2008.  At December 31, 2009, inventory days on hand, which represents gross inventory excluding impairments or reserves, was 152 days, as compared to 145 days on hand at December 31, 2008.

Cash flows provided by operating activities were $2.7 million in 2009, compared to 2008 which had cash flows used for operating activities of $3.0 million.  This was primarily from a reduced net loss of $6.0 million compared to 2008, decreases in inventory and other non-cash charges offset by increases in accounts receivable and other assets.  There was $671 thousand of cash provided by investing activities, which was primarily from reduction in restricted cash offset by capital expenditures.  Cash used for financing activities was $1.8 million, which was primarily the result of payoff of line of credit and bank overdraft.

We have an available line of credit agreement with National City Bank for borrowing up to $3.5 million.  The line of credit requires certain amounts be restricted in an identified collateral account based on the outstanding balance due.  As of December 31, 2009, there is an outstanding balance of $0 on the line of credit.  As such, the portion of the deposit account collateralized is reflected as restricted cash in the accompanying balance sheet as of December 31, 2009.

We believe that cash and cash equivalents, anticipated cash flow from operations, and our credit facilities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.  We do not currently plan to pay dividends.

From February 13, 2007, to May 22, 2008, we were not in compliance with The Nasdaq Stock Market’s Marketplace Rule that requires the Company to maintain a $1.00 per share minimum bid price.  In an effort to regain compliance, our shareholders approved, and on May 7, 2008, we executed, a 1-for-10 reverse stock split.  On May 22, 2008, we received a decision that Nasdaq would continue the listing of our common shares on The Nasdaq Stock Market.  Although our common shares are currently in compliance with the Nasdaq Stock Market’s continued listing standards, we cannot assure you that we will continue to meet all continued listing standards in the future.

We have operating leases covering certain office facilities and equipment that expire at various dates through 2014.  Future minimum annual lease payments required during the years ending in 2010 through 2014 under non-cancelable operating leases having an original term of more than one year are $324 thousand, $191 thousand, $92 thousand, $93 thousand and $47 thousand respectively.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PECO II, INC.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PECO II, Inc.
Galion, Ohio

We have audited the accompanying consolidated balance sheets of PECO II, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PECO II, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  BATTELLE & BATTELLE LLP

Dayton, Ohio
March 31, 2010

PECO II, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,394	$5,814
Accounts receivable, net	5,786	4,366
Inventories, net	5,470	8,533
Cost and earnings in excess of billings on uncompleted contracts	1,158	622
Prepaid expenses and other current assets	166	295
Restricted cash	-	834
Total current assets	19,974	20,464
Property and equipment, at cost:
Land and land improvements	195	195
Buildings and building improvements	4,628	4,628
Machinery and equipment	3,031	2,895
Furniture and fixtures	5,538	5,518
	13,392	13,236
Less-accumulated depreciation	(10,471)	(10,109)
Property and equipment, net	2,921	3,127
Other assets:
Idle facility	800	800
Intangibles, net	1,675	2,748
Total assets	$25,370	$27,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$-	$834
Bank overdrafts	-	994
Accounts payable	3,308	3,387
Billings in excess of cost and estimated earnings on uncompleted contracts	1,135	235
Accrued compensation expense	1,535	923
Accrued income taxes	36	56
Other accrued expenses	1,739	1,633
Total current liabilities	7,753	8,062

Shareholders’ equity:
Common stock, no par value: 150,000,000 shares authorized; 2,851,385 and 2,816,527 shares issued at December 31, 2009 and 2008, respectively	3,617	3,573
Additional paid-in capital	122,085	121,901
Accumulated deficit	(108,085)	(106,397)
Total shareholders’ equity	17,617	19,077
Total liabilities and shareholders’ equity	$25,370	$27,139

The accompanying notes are an integral part of these consolidated balance sheets.

PECO II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008
Net sales:
Product	$24,105	$31,554
Services	18,182	10,189
	42,287	41,743
Cost of sales (exclusive of depreciation and amortization):
Product	18,854	25,549
Services	13,579	8,292
Obsolete inventory write-off	1,035	2,146
	33,468	35,987

Gross margin	8,819	5,756

Operating expenses:
Depreciation and amortization	1,466	1,494
Research, development and engineering	1,873	2,306
Selling, general and administrative	7,179	8,083
Impairment of goodwill	—	1,503
Impairment of idle facility	—	200
	10,518	13,586
Loss from operations	(1,699)	(7,830)
Interest income, net	26	171
Loss before income taxes	(1,673)	(7,659)
Income tax expense	(14)	(45)
Net loss	$(1,687)	$(7,704)
Net loss per common share:
Basic and diluted	$(0.59)	$(2.77)
Weighted average common shares outstanding:
Basic and diluted	2,844	2,775

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

			Additional Paid-In Capital	Accumulated Deficit
	Common Stock	Warrants				Total Shareholders Equity
Balance, January 1, 2008	$$3,475	$5,078	$116,412	$	$(98,693)	$	$ 26,272
Stock purchase plan and restricted stock activity	98	—	(96)		—		2
Issuances from acquisition (Delta)	—	51	—		—		51
Share-based compensation	—	—	456		—		456
Expired warrants	—	(5,129)	5,129		—		—
Net loss	—	—	—		(7,704)		(7,704)
Balance, December 31, 2008	$$3,573	$—	$121,901		$(106,397)		$19,077
Stock purchase plan and restricted stock activity	44	—	(41)		(1)		2
Share-based compensation	—	—	225		—		225
Net loss	—	—	—		(1,687)		(1,687)
Balance, December 31, 2009	$$3,617	$—	$122,085		$(108,085)		$17,617

The accompanying notes are an integral part of these consolidated statements.

PECO II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,687)	$(7,704)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,466	1,494
Provision for bad debts	14	316
Provision for obsolete and excess inventories	1,035	2,146
Provision for product warranty	774	1,021
Goodwill impairment	-	1,503
Gain on disposals of property and equipment	(1)	(5)
Asset impairments	-	200
Compensation expense from share-based payments	225	456
Working capital changes:
Accounts receivable	(1,434)	(737)
Inventories	2,028	754
Prepaid expenses and other current assets	(431)	(31)
Accounts payable and other current liabilities	746	(2,396)
Net cash provided by (used for) operating activities	2,735	(2,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(189)	(71)
Transfer from (to) restricted cash	834	(834)
Issuance of note receivable	-	(260)
Proceeds from sale of property and equipment	26	187
Net cash provided by (used for) investing activities	671	(978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) usage under line of credit agreement	(834)	834
Net (decrease) increase in bank overdraft	(994)	994
Proceeds from issuance of common shares- ESPP	2	12
Net cash (used for) provided by financing activities	(1,826)	1,840
Net increase (decrease) in cash	1,580	(2,121)
Cash and cash equivalents at beginning of period	5,814	7,9355
Cash and cash equivalents at end of period	$7,394	$5,814

Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$43	$72
Interest paid	18	15

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

Reclassifications

In 2009, the Company’s presentation of certain expenses within its consolidated statements of operations was changed.  Depreciation and amortization expenses were previously recorded in the captions “Cost of sales,” “Research, development and engineering” and “Selling, general and administrative.”  In the current year, depreciation and amortization expenses are now being presented separately under the caption “Depreciation and amortization.”  The Company believes that this change in presentation provides a more meaningful measure of its cost of sales and other operating expenses.  These reclassifications had no effect on reported consolidated income (loss) from operations, net income (loss) or per share amounts.  Amounts presented for the prior periods have been reclassified to conform to the current presentation.  The following table provides the amounts reclassified for the years ended December 31, 2009 and December 31, 2008.

Amounts reclassified:	For the Years Ended December 31,
	2009	2008

Cost of sales	$(1,019)	$(1,018)
Research, development and engineering	(45)	(47)
Selling, general and administrative	(402)	(429)
Depreciation and amortization	1,466	1,494
Total costs and expenses	$-	$-

Subsequent Events

The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

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

Cash and Cash Equivalents

 Cash equivalents consist of money market funds that are readily convertible into cash.  At December 31, 2009 and 2008, the Company had money market funds totaling $5,754 and $6,647 (of which $834 is presented as restricted cash), respectively.  The remaining cash and cash equivalent balances is from cash deposits maintained with banks.

Restricted Cash

We have a $3,500 demand line of credit agreement with National City Bank that requires a deposit account as collateral dependent upon the outstanding balance due on the line of credit.  As of December 31, 2009, there is no outstanding balance on the line and no amounts are required to be reflected as restricted cash.  As of December 31, 2008, there was an outstanding balance on the line of $834.  As such, an equal amount of the Company’s collateral account has been reflected as restricted cash in the accompanying consolidated balance sheet.

Accounts and Notes Receivable

 Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date.  The Company grants credit on open accounts to its customers, substantially all of whom are in the telecommunication industry.  Due to the nature of its customer base, the Company’s historical credit risk has been low.  The Company generally requires payment within thirty days from delivery and has not provided extended payment terms under any type of vendor financing arrangements.  However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts.  The Company estimates necessary allowances based on its analysis of customers’ outstanding receivables at the individual invoice level, the customers’ payment history and any other known factors concerning their current financial condition and ability to pay.  After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance.  Accounts receivable are presented net of the allowance for doubtful accounts of $100 and $120 at December 31, 2009 and 2008, respectively.

Notes receivable are stated at the principal amount with interest accrued where applicable.  An allowance for uncollectible notes receivable is recorded based on our determination of probable losses based upon the specific facts and circumstances of each note receivable.  At December 31, 2009 and 2008, the Company had a note receivable for $260 but has recognized a full valuation allowance as it was determined that it is probable that it won’t be collected.

Bad debt expense was $14 and $316 for 2009 and 2008, respectively.

Inventories

 Inventories are stated at the lower of cost or market with cost determined on a standard basis that approximates the first-in, first-out method.  Inventory costs consist of purchased product, internal and external manufacturing costs, and freight.  Management regularly reviews inventory for obsolescence or excessive quantities and records an allowance accordingly.  Various factors are considered in making this determination, including recent usage history, forecasted usage and market conditions.

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

In both 2009 and 2008, due to changing market conditions in the telecommunications industry and changes in demand for certain product lines, management conducted a thorough review of inventory on hand.  As a result, a provision for obsolete and excess inventories of $1,035 and $2,146 was charged against operations to write down inventory to its net realizable value for 2009 and 2008, respectively.  This was based on management’s best estimate of current forecasted usage, customer demand patterns and plans to transition product lines to meet market demands.  This provision is reflected as obsolete inventory write-off reported as a separate component of costs of goods sold in the accompanying consolidated statement of operations.

Property and Equipment

 Property and equipment are stated at cost.  Expenditures for improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

 Depreciation for the years ended December 31, 2009 and 2008 was $393 and $421 respectively.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used for computing depreciation for financial statement purposes are:

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

Intangible Assets

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

The Company reviews the potential future tax benefits of all deferred tax assets on an ongoing basis.  The Company’s review includes consideration of historical and projected future operating results, reversals of existing deferred tax liabilities, tax planning strategies and the eligible carryback and/or carryforward period of each deferred tax asset to determine whether a valuation allowance is appropriate.

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

The changes in the Company’s accrued product warranty costs are as follows:

	December 31,
	2009	2008
Accrued warranty costs, beginning of year	$1,012	$908
Annual accrual	774	1,021
Warranty claims	(646)	(917)
Accrued warranty costs, end of year	$1,140	$1,012

During 2009, actual warranty claims decreased when compared to 2008 activity.  Major issues in 2008 related to legacy supplier component workmanship and design issues that resulted in a need for field replacements.  These issues were all non customer service impacting, however, the Company incurred significant costs to travel to customer locations to perform the required field upgrades.  A number of customers had lightning related issues that impacted our products’ performance and in the interest of customer satisfaction the Company worked with the customers to resolve these issues.  Most of the 2008 issues were resolved, resulting in decreased warranty claims in 2009.

Earnings per Share

 Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding and common equivalent shares from stock options and unvested shares using the treasury method, except when anti-dilutive.

Revenue Recognition

Product revenues are recognized when customer orders are completed and shipped, title passes to the customer and collection is reasonably assured.  Product sales sometimes include multiple items including services such as installation.  In such instances, product revenue is not recognized until installation is complete and the product is made available for customer use.  Services revenues on E&I contracts and the costs for services performed are primarily recorded as the work progresses on a percentage of completion basis.  Management believes that all relevant criteria and conditions are considered when recognizing sales.

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

Interest income, net

The Company records interest income and interest expense net in the accompanying consolidated statements of operations.  Interest income, net was $26 and $171 for 2009 and 2008, respectively.  Of this amount, interest expense during 2009 and 2008 was $18 and $14, respectively.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits, money market funds and trade accounts receivable. Cash deposits and money market funds are held at high-credit quality financial institutions that are generally insured by the Federal Deposit Insurance Corporation (FDIC) up to $250 (as temporarily increased by Congress through December 31, 2013).  However, the Company does have certain money market funds held at institutions that are not FDIC insured and amounts that exceed FDIC insured amounts.  At December 31, 2009, the Company had approximately $6,894 of money market funds and cash in excess of current FDIC insured limits.

Trade accounts receivable due from three customers at December 31, 2009 and 2008 was $4,724 and $2,662 respectively, which accounted for 81.6% and 60.9% of total accounts receivable due at these dates.  These trade accounts receivables are reputable customers and management feels there is minor risk associated with these accounts.  The Company’s credit risk with respect to trade receivables is, limited in management’s opinion, due to industry and geographic diversification. As disclosed, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

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

The following table summarizes certain information regarding segments of the Company’s operations for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
	(in thousands)
Net Sales:
Product	$24,105	$31,554
Services	18,182	10,189
	$42,287	$41,743
Loss from operations:
Product (1)	$(3,755)	$(5,908)
Services (2)	2,056	(1,922)
	$(1,699)	$(7,830)
Identifiable assets:
Product	$18,794	$22,903
Services	6,576	4,236
	$25,370	$27,139
Depreciation and amortization expense:
Product	$1,444	$1,480
Services	22	14
	$1,466	$1,494
Capital expenditures:
Product	$85	$58
Services	104	13
	$189	$71

(1)   Product segment loss from operations for the year ending December 31, 2009 includes $1,035 of obsolete inventory write-offs.  Product segment loss from operations for the year ending December 31, 2008 includes $200 real estate impairment and $2,146 of obsolete inventory write-offs

(2)   Services segment loss from operations for the year ending December 31, 2008 includes a goodwill impairment charge of $1,503.

3.     Inventories

 Inventories are summarized as follows:

	December 31,
	2009	2008
Raw materials	$8,402	$9,924
Work-in-process	132	303
Finished goods	507	1,106
Gross inventories	9,041	11,333
Allowance for obsolete and excess inventory	(3,571)	(2,800)
Inventories, net	$5,470	$8,533

4.    Uncompleted Contracts

The Company reports costs and revenues from manufacturing and installation contracts on the percentage-of-completion method of accounting determined on a basis approximating the ratio of costs incurred to total estimated costs.  Contract costs are recorded in cost of revenues in the period in which they are incurred, except in the case of manufactured material, which is included in inventory until completion of the job site.  When estimates indicate that a loss will be incurred on a contract, the total estimated loss is recognized currently.  Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income and are recognized in the year in which the revisions are determined.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents income recognized in advance of amounts billed.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in advance of revenues recognized.

Costs and estimated earnings on uncompleted contracts consist of the following:

	December 31, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$4,586	$2,500
Estimated earnings	1,283	500
	5,869	3,000
Less: Billings to date	5,846	2,613
	$23	$387

Included in the accompanying balance sheet under the following captions:

	December 31, 2009	December 31, 2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,158	$622
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,135)	(235)
	$23	$387

5.    Asset Impairment Charges and Assets Held For Sale

 The Company has an idle facility that has not yet been sold and does not meet the criteria to be presented as held for sale.  As such, the adjusted carrying value of the idle facility has been segregated from property and equipment as it is not a part of long-term operating assets and is reflected in the other assets section of the accompanying consolidated balance sheet.  In 2009 and 2008, management performed the required impairment analysis on the idle facility to determine if its carrying value was recoverable.  For both years, management identified recent sales data for similar facilities for sale in the area and analyzed the expected cash flows from different sales scenarios.  For 2008, management recorded an impairment loss of $200 to adjust the idle facility to its estimated recoverable amount.   For 2009, the impairment analysis determined that the current carrying value was recoverable.

6.    Goodwill and Other Intangibles

 During 2008, it was determined that due to the continued weakness in carrier spending for wireless segment, services segment goodwill recognized as part of previous acquisitions was fully impaired and an impairment charge was reflected in the statement of operations.
Intangible assets are summarized as follows and relate to the product reporting segment only:

Intangible Assets with Determinable Lives	December 31, 2009	December 31, 2008
Customer Relationships	$2,000	$2,000
Supply Agreement	3,700	3,700
Total Gross Intangible Assets	5,700	5,700
Less: Accumulated Amortization	4,025	2,952
Intangibles, net	$1,675	$2,748

Amortization expense for the years ending December 31, 2009 and December 31, 2008 was $1,073 and $1,074, respectively.  Amortization is calculated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives of the customer relationship and supply agreement intangibles are 6 years and 5 years, respectively.

The estimated amortization expense for future years is:

	2010	2011	2012
Customer Relationships	$333	$333	$84
Supply Agreement	$740	$85	$0
Total amortization expense	$1,073	$518	$84

7.    Line of Credit

 We have a line of credit agreement with National City Bank for borrowings up to $3,500 due on demand with interest payable monthly at LIBOR plus 1.5%.  The line of credit requires certain amounts be restricted in an identified collateral account based on the outstanding balance due.  The portion of the collateral account currently restricted is reflected as restricted cash in the accompanying consolidated balance sheet.  As of December 31, 2009, the outstanding balance due under the line of credit was $0.  As of December 31, 2008, the outstanding balance due under the line of credit was $834.  The weighted average effective interest rate was 1.73% and 4.17% at December 31, 2009 and 2008, respectively.

8.    Other Accrued Expenses

Other accrued expenses at December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008
Accrued warranty costs	1,140	1,012
Taxes, other than income taxes	196	164
Other	403	457
Total	$1,739	$1,633

9.    Income Taxes

 The components of the income tax expense for the years ended December 31 are as follows:

	2009	2008
Current tax expense:
Federal	$(5)	$—
State and local	19	45
Total current income tax expense	14	45
Deferred tax expense:	—	—
Total income tax expense	$14	$45

A reconciliation of income tax expense by applying the statutory federal income tax rate for the years ended December 31 follows:

	2009	2008
Loss before income taxes	$(1,673)	$(7,659)

Computed tax benefit at the statutory federal rate	(569)	(2,604)
State and local income taxes, net of federal benefit	12	29
Change in valuation allowance	416	1,887
Non-deductible goodwill impairment	—	344
Non-deductible share-based compensation activity	79	86
Changes in effective state rates	17	411
Prior year adjustments	(1)	(113)
Other	60	5
Income tax expense	$14	$45

Effective income tax rate	(0.8)%	(0.6)%

A detailed summary of the deferred tax assets and liabilities at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

	2009	2008
Current deferred tax assets:
Accrued compensation	$121	$208
Other accrued expenses	29	31
Inventories	1,377	996
Accrued warranty costs	457	360
Accounts receivable	128	135
Other	—	6
Total current assets	2,112	1,736
Less: valuation allowance	(2,112)	(1,736)
Net current assets	—	—

Long-term deferred tax assets:
Net operating loss and credit carryforwards	24,028	23,977
Share-based compensation	106	189
Property and equipment	913	842
Goodwill and intangibles	2,819	2,799
Other	64	63
Total long-term assets	27,930	27,890
Less: valuation allowance	(27,930)	(27,890)
Net deferred tax asset	$—	$—

At December 31, 2009, the Company has unused federal net operating loss carryforwards of $66,242 generally expiring from 2022 through 2029.  The Company has federal tax credit carryforwards of approximately $822 generally expiring from 2011 through 2022.  The Company also has other unused state and local net operating loss carryforwards.

 Based on the available objective evidence, including the Company’s recent history of operating losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2009 and 2008.

10.    Lease Commitments

The Company also has certain non-cancelable operating leases covering certain office facilities and equipment that expire at various dates through 2014.  The future minimum operating lease payments for years ending December 31 are as follows:

Operating Leases
2010	324
2011	191
2012	92
2013	93
2014	47
Total future minimum lease payments	$747

Aggregate rental expense on all cancelable and non-cancelable operating leases for the years ended in 2009 and 2008 approximated $276 and $322, respectively.

11.    Contingencies

 The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business.  If necessary, the Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates.  As of December 31, 2009 and 2008, the Company does not have any recorded legal contingencies.

 The Company, each of the members of the Company’s board of directors, Lineage Power Holdings, Inc. (“Lineage”), and Lineage Power Ohio Merger Sub, Inc. (“Merger Sub”) were named defendants in a purported class action and shareholder derivative lawsuit filed in the Court of Common Pleas of Cuyahoga, County, Ohio, on or about March 5, 2010, and styled as follows:  Harshad Sandesara v. PECO II, Inc., et al., Case No. CV 10 720332.  Plaintiff is a shareholder of the Company and seeks both to enjoin the merger and damages.  On March 15, 2010, plaintiff filed an amended complaint and a motion for expedited proceedings.  Thereafter, on March 19, 2010, plaintiff filed a motion for preliminary injunction asking that the court block the merger.  The lawsuit alleges, among other things, that the directors of the Company, aided and abetted by the Company and Lineage, breached their fiduciary duties in connection with the directors’ recommendation that the shareholders adopt a proposed merger transaction between the Company and Merger Sub that would result in the Company being a wholly owned subsidiary of Lineage.  On March 25, 2010, the defendants filed a motion to dismiss the amended complaint and a brief in opposition to the motion for expedited proceedings.  On March 26, 2010, the Court denied plaintiff’s motion to expedite discovery and ordered the Company to supplement its proxy statement filed March 18, 2010 with specific information concerning the background of the merger.  At this stage, it is not possible to predict the outcome of this proceeding or its impact on the Company.  The Company believes the allegations made in the amended complaint are without merit and intends to vigorously defend against the plaintiff’s claims.

12.    Employee Benefit Plans

 The Company has a 401(k)/Profit Sharing Plan. Under the Plan, eligible employees, as defined, may elect to contribute 1% up to 100% of their annual compensation subject to certain limitations.  In addition, the Company may make contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors.  No contributions were made by the Company in 2009 and 2008.

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

14.     Loss Per Share

The number of shares outstanding for calculation of loss per share is as follows:

(In thousands)	2009	2008
Weighted-average shares outstanding - basic	2,844	2,775
Effect of potentially dilutive shares	—	—
Weighted average in outstanding shares - diluted	2,844	2,775

Due to the Company’s net loss for the years ended December 31, 2009 and 2008, no potentially dilutive shares were included in the calculation of diluted loss per share because their effect would have been anti-dilutive.

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

Total stock-based compensation expense recognized by type of award is as follows:

	2009	2008

Stock options	$39	$201
Restricted stock awards	184	252
Employee stock purchase plan	2	3
Total stock-based compensation expense	225	456
Tax effect on stock-based compensation expense	—	—
Net effect on loss from operations	$225	$456

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

Stock Options

There were no stock option grants during 2009. The weighted-average fair value of stock options granted in  2008 was estimated $3.27 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

2008
Expected dividend	0%
Expected volatility	60.0%
Risk-free interest rate	3.50%
Expected term (in years)	2.98

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

The following table represents stock option activity for the year-to-date period ended December 31, 2009:

	Number of	Weighted Average	Weighted Average Remaining
	Shares	Exercise Price	Contract Life
Outstanding options at January 1, 2009	192,402	$9.98
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(96,402)	$10.35
Outstanding options at December 31, 2009	96,000	$9.62	1.68 years
Options vested or expected to vest at December 31, 2009	93,807	$9.66	1.65 years
Exercisable at December 31, 2009	71,100	$10.27	1.22 years

At December 31, 2009 there was no aggregate intrinsic value of stock options outstanding and exercisable as the exercise prices of the options were all greater than that of the average market price at the end of the period.

Restricted Stock Awards

The Company has granted restricted stock awards to certain of its employees that vest based on the attainment of certain performance goals and service requirements.  Fair-values of the restricted stock awards are based on the closing market price of the Company’s common stock on the grant date.  At December 31, 2009, there was $61 of unrecognized compensation expense from non-vested awards that is expected to be recognized over a weighted-average remaining service period of 1.5 years.  The total fair-value of restricted stock awards that vested during 2009 and 2008 was $203 and $237, respectively.

The following table represents restricted stock awards activity for the year-to-date period ended December 31, 2009:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2009	45,000	$3.92
Granted	33,732	2.82
Vested	(60,568)	3.35
Non-vested at December 31, 2009	18,164	$3.79

 16.    Related Party Transactions

The Company engages in certain related party transactions throughout the course of its business with Delta, a significant shareholder and vendor.  The Company’s related party transactions with Delta, for the year ended December 31, 2009 include $128 in sales and $5,494 in purchases.  At December 31, 2009, the Company had balances of $31 and $28 included in accounts receivable and accounts payable, respectively.  The Company’s related party transactions with Delta, for the year ended December 31, 2008 include $144 in sales and $9,041 in purchases.  At December 31, 2008, the Company had balances of $11 and $485 included in accounts receivable and accounts payable, respectively.

 17.    Significant Customers

 Sales to the top three customers amounted to $16,728, $13,505, and $1,622 and comprised approximately 40%, 32%, and 4% respectively, of consolidated net sales for 2009.  Sales to our top customer included $13,940 in product and $2,788 in services, our second highest customer included $1,038 in product and $12,467 in services, and our third highest customer included $1,568 in product and $54 in services.

Sales to the top three customers amounted to $17,801, $5,170, and $4,054 and comprised approximately 43%, 12%, and 10%, respectively, of consolidated net sales for 2008.  Sales to our top customer included $14,685 in product and $3,116 in services, our second highest customer included $1,381 in product and $3,788 in services, and our third highest customer included $3,986 in product and $68 in services.

18.    Subsequent Events

Pending Acquisition

On February 18, 2010, we entered into an Agreement and Plan of Merger pursuant to which Lineage Power Holdings, Inc., a Delaware corporation (“Lineage”), will acquire all of our outstanding shares of common stock for $5.86 per share in cash without interest and less any applicable tax withholding.  Lineage is a provider of power conversion solutions and is a portfolio company of The Gores Group, LLC, a private equity firm focused on acquiring controlling interests in mature and growing businesses.  We expect the transaction to close during the second quarter of 2010, subject to approval by our shareholders.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

 None.

ITEM 9A(T)— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(f) under the Securities Exchange Act of 1934). Based upon such evaluation, our Chief Executive Officer/Chief Financial Officer concluded such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the year ended December 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

 ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The authorized number of our directors presently is fixed at nine.  As required by our Amended and Restated Articles of Incorporation, the Board of Directors is divided into three classes of directors.  There are currently three directors in each of Class I and Class III, and two directors in Class II.  There is one vacancy in Class II.  Each listed director’s respective experience and qualifications described below led to the conclusion that each director is qualified to serve as a member of our board of directors.

Class I Directors

E. Richard Hottenroth, age 73 — Director since 1997.

E. Richard Hottenroth has been a member of the firm Hottenroth, Garverick, Tilson & Garverick, Co., L.P.A. since 1961.  Hottenroth, Garverick, Tilson & Garverick, Co., L.P.A. provides legal services to PECO II.

Gerard B. Moersdorf, Jr., age 58 — Director since 2006.

Gerard B. Moersdorf, Jr. is the founder and innovator behind a start-up company called ACScout that has been highly successful from its inception in late 2006.  He was also the founder of Applied Innovation Inc., which was acquired by Kentrox, Inc. in May 2007.  Mr. Moersdorf served as Applied Innovation’s Chairman of the Board from 1986 to May 2007, President, Chief Executive Officer, and Treasurer from 1986 to 2000 and as its President and Chief Executive Officer from August 2002 to January 2005.

R. Louis Schneeberger, age 55 — Director since 2003.

Since January 2010, R. Louis Schneeberger has been a Director of Qorval LLC, an international business advisory firm providing financial restructuring, operational turnaround, due diligence and management services to private equity groups, lenders/creditors and stakeholders of underperforming or troubled enterprises.  In 2008 and 2009, Mr. Schneeberger was a Partner and Managing Director of Knowledge Investment Partners, an alternative investment firm focused on the education sector.  In November of 2009, Mr. Schneeberger became a Director of Energy Focus, Inc. (NASDAQ: EFOI) a public company that designs, develops, manufactures, and markets lighting systems for use in both the general commercial market and the pool market.  From November 2005 to December 2007, Mr. Schneeberger was an independent consultant who focused on assisting in several mergers and acquisitions and performing the chief financial officer function for a Cleveland based large private company.  From February 2004 to November 2005, Mr. Schneeberger served as Chief Financial Officer for OM Group, Inc, a $1.3 billion international producer of metal-based specialty chemicals.  Mr. Schneeberger is an experienced public-company executive with a background in public accounting and as a strategist, turnaround specialist, and business advisor.  He was chief financial officer and a director of Olympic Steel, Inc. (NASDAQ: ZEUS) from 1987 to 2000 and Chairman of the Board and audit committee of Royal Appliance Manufacturing Company (NYSE: RAM) from July 1995 to April 2003.  He began his career with Arthur Andersen (1977 to 1987).

Class II Directors

John G. Heindel, age 55 — Director since 2005.

John G. Heindel became Chairman of the Board of Directors of our Company in June 2006, President and Chief Executive Officer of the Company in July 2005, and Chief Financial Officer and Treasurer in January 2008.  Prior to his service with the Company, Mr. Heindel provided strategic consulting services since June 2003 to various companies interested in making acquisitions in the communications industry.  Prior to his work as a consultant, Mr. Heindel spent more than 22 years with Lucent Technologies and its predecessor companies, most recently as the company’s President, Worldwide Services.

Thomas R. Thomsen, age 74 — Director since 2003.

Thomas R. Thomsen is a veteran of more than 45 years in the telecommunications industry.  His career includes 32 years with Western Electric/AT&T, where he held responsibilities for manufacturing, services, marketing, sales and administration at the senior executive level.  After retiring from AT&T in 1990 he served as Chairman of the Board and CEO of Lithium Technology Corp., a publicly held development stage company, from August 1995 to November 1999.  Mr. Thomsen currently serves on the board of EF Johnson Technologies, Inc., a company with a class of securities registered pursuant to the Securities Exchange Act of 1934, where he has been a director since July 1995, and the Executive Committee for the University of Nebraska Technology Park.  Previously, he served on the boards of Western Electric, Sandia Corp, Olivetti Inc., AT&T Credit Corp., Lithium Technology Corp., and Rensselaer Polytechnic Institute.

Class III Directors

James L. Green, age 82 — Director since 1988.

James L. Green was one of the founders of PECO II in 1988, served as Chairman of the Board of Directors until July 2001, served as Chief Executive Officer from 1988 to 1990 and April 2003 to June 2006, and as the President from 1989 to 1990 and April 2003 to June 2006.  Mr. Green has over 50 years of experience in the communications industry.  From 1983 to 1988, Mr. Green also worked as a management consultant in the international communications industry.  From 1983 to 1985, Mr. Green was President and Chief Executive Officer of NovAtel Communications, Ltd. in Calgary, Canada.  From 1953 to 1983, Mr. Green served in various capacities with the Power Equipment Company, North Electric Company and ITT, the predecessor businesses of PECO II, Inc.

Richard W. Orchard, age 56 — Director since 2006.

Mr. Orchard is a retired telecommunications executive with over 25 years experience in sales, operations and general management.  Mr. Orchard most recently served as Chief Transition Officer of Sprint Nextel Corporation in connection with the merger of Sprint and Nextel Communications, Inc. from December 2004 until late 2005.  Prior to his role as Chief Transition Officer, Mr. Orchard served as Nextel’s Senior Vice President and Chief Service Officer and prior to that as Eastern Regional President.  Prior to joining Nextel, Mr. Orchard also served in various capacities for AirTouch and PacTel for ten years and Motorola Communications for five years.  Mr. Orchard is also a director of Grande Communications Holdings, Inc., a company subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.

Matthew P. Smith, age 56 — Director since 1994.

Matthew P. Smith is self-employed as a private investor in technology and energy companies.   Mr. Smith is a managing member of Paquin Energy and Fuel President of Firenze Valley Farms Inc. and serves on the Board of two other technology related forms.  Mr. Smith served as the Chairman of the Board from July 2001 until July 2005.  Mr. Smith was employed by PECO II in various capacities between 1989 and May 2004, including as Chief Executive Officer from 1998 to June 2002, and as our President from 1998 to July 2001.  From 1996 to 1998, he served as Executive Vice President, from 1991 to 1998, he served as Secretary, and from 1990 to 1998 he served as Treasurer.

Executive Officers

The executive officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board.  In addition to John G. Heindel, President, Chief Executive Officer, Chief Financial Officer and Treasurer, the following person is an executive officer of the Company.

Eugene A. Peden, age 44 — Senior Vice President/Operations and Corporate Secretary since June 2009.

Mr. Peden previously had held the position of Vice President of Operations since joining PECO II in January 2008.  Mr. Peden spent his career in corporate operations positions in Ireland, Thailand, the United Kingdom and the United States.  Prior to joining the Company, Mr. Peden worked for Rittal Corporation, one of the largest enclosure manufacturers in the world. In his most recent position as Senior Vice President, Operations, Mr. Peden led a re-engineering of Rittal’s operations, driving significant culture change by establishing a customer-focused organizational structure, instituting cost-control measures and implementing lean manufacturing practices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own 10% or more of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.  Executive officers, directors and 10% or greater shareholders are required by SEC regulations to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received, we believe that all of our executive officers and directors complied with all filing requirements applicable to them.

Code of Ethics

The Board has adopted a Code of Conduct and Ethics that applies to all of PECO II’s employees, officers and directors.  These documents can be found on our website at www.peco2.com by clicking on the link for Investor Relations.  If we make any substantive amendments to our code or grant any waivers, including any implicit waivers, from a provision of our code to any director or executive officer, we will disclose the nature of such amendment on our website and any waiver in a Current Report on Form 8-K.

Audit Committee

The Board of Directors maintains an Audit Committee, whose members include R. Louis Schneeberger (Chairman), Gerard B. Moersdorf, Jr., and Richard W. Orchard.  The Audit Committee hires, oversees and reviews the activities of our independent registered public accounting firm and various company policies and practices.  The specific functions and responsibilities of the Audit Committee are set forth in the Audit Committee Charter adopted by the Board of Directors.  Our Board has determined that each of the members of the Audit Committee satisfies the current independence standards of the Nasdaq Stock Market listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.  The Audit Committee met four times in 2009.

The Board also has determined that R. Louis Schneeberger is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.  As an “audit committee financial expert,” Mr. Schneeberger satisfies the Nasdaq financial literacy and sophistication requirements.

ITEM 11—EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid by PECO II, Inc. to each of the Named Executive Officers (NEOs) of the Company for the 2009 and 2008 fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
John G. Heindel Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Treasurer	2009 2008	217,669 160,000	–	74,999 137,478	– 64,192	139,283 –	11,322 10,242	443,273 371,912
Jacquie L. Boyer(3) Former Vice President of Sales and Sales Operation	2009 2008	71,639 125,008	25,000 _	– _	– 48,150	35,772 40,043	66,915 240	199,326 213,441
Eugene A. Peden Senior Vice President of Operations & Packaged Power	2009 2008	158,355 146,548	25,000 25,000	10,001 10,000	– 68,480	74,191 –	240 240	267,787 250,268

(1)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Assumptions made in the valuation of the awards are disclosed in Note 15 of the Notes to the Consolidated Financial Statements in this Form 10-K.

(2)	Amounts include the following:

•
$240 of group term insurance premiums paid on behalf of Mr. Peden and $120 of group term insurance premiums paid on behalf of Ms. Boyer in 2009; and $240 and $168 of group term insurance premiums paid on behalf of Mr. Peden and Ms. Boyer in 2008;

•	$2,322 of executive life insurance premiums paid on behalf of Mr. Heindel in 2009 and $1,242 of executive life insurance premiums paid on behalf of Mr. Heindel in 2008;

•	a $750 monthly car allowance paid on behalf of Mr. Heindel in 2009 and 2008;

•	Ms. Boyer received a severance payment of $66,795 per her individual separation agreement.

(3)      Ms. Boyer resigned as the Company’s Vice President of Sales and Sales Operations, effective as of June 30, 2009.

Non-Equity-Based Compensation

We have an annual non-equity incentive compensation plan, which in 2009 was called the 2009 Incentive Compensation Plan (the “2009 IC Plan”).  The goal of the 2009 IC Plan is to tie incentive compensation directly to the growth and profitability of our Company.  The 2009 IC Plan pays cash awards to our employees based upon the achievement of both key company-wide performance goals and personal performance goals unique to the individual IC Plan participant.

For NEOs, 80% of the potential payout was tied to the achievement of company-wide performance goals, which were the achievement of revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) targets.  The revenue and EBITDA threshold targets must both be met before there are any payouts under the 2009 IC Plan, and each of these targets accounted for 50% of the company-wide performance goal portion of the 2009 IC Plan.  The remaining 20% of the potential payout under the 2009 IC Plan was tied to the achievement of individual performance goals for each NEO.

Upon the achievement of the threshold revenue and EBITDA targets, our NEOs had the opportunity to receive threshold, target and maximum incentive compensation as follows:

Incentive Compensation Payout Opportunities for 2009
	Threshold	Target	Maximum
John G. Heindel	$75,000	$150,000	$300,000
Jacquie Boyer	$42,500	$85,00	$170,000
Eugene A. Peden	$29,000	$58,000	$117,000

In 2009, the EBITDA target was met and, as a result, the following payouts were made under the 2009 IC Plan.  Mr. Heindel received $139,283 and Mr. Peden received $74,191.  In 2009, Ms. Boyer earned $35,772 from commissions.  Ms. Boyer and Mr. Peden also each earned a $25,000 bonus in 2009.

Equity-Based Compensation

We believe that emphasis on equity-based compensation opportunities encourages a high level of long-term performance that enhances shareholder value, thereby further linking leadership and shareholder objectives. Equity compensation also serves to attract and retain the best available individuals to serve as our NEOs. Equity compensation is intended to motivate our NEOs to contribute to our future growth and profitability and to reward their performance in a manner that:

•	provides them with a means to increase their holdings of the common stock of our Company;

•	encourages our NEOs to be long-term shareholders; and

•	aligns their interests with the interests of the shareholders of the Company.

Equity compensation is granted to our NEOs under our Amended 2000 Performance Plan (the “Plan”), which was approved (as amended) by our shareholders on April 24, 2004. The Compensation/Nominating Committee of our Board of Directors determines the award opportunity level for each NEO based on the individual’s responsibility level and potential within our Company, competitive practices, the number of shares available for grant, business needs, individual and Company performance, shareholder returns and the market price of our common stock.  The Committee considers these factors subjectively in the aggregate. Because the Committee believes that each of these factors is significant, and the relevance of each factor may vary depending on the duties and responsibilities of each executive officer, the Committee does not assign a formula weight to any single factor in determining the amount of a grant. Instead, the Committee examines each factor in the context of individual and Company performance and business needs, internal pay equity where applicable, and incumbent pay history.

We have granted both stock options and restricted stock to our NEOs under the Plan.  Under the Plan, stock options are granted at market price and typically vest 40% after the first year and 30% for second and third years; however, no stock options were granted in 2009.   In 2009, we granted restricted stock covering 3,165 shares to Mr. Peden, of which 1,583 shares vested on December 31, 2009 and 1,582 shares are scheduled to vest on June 30, 2010.

In 2009, we also granted Mr. Heindel $40,000 of restricted stock based on fair market value on the date of grant, in lieu of any increase in his base compensation.  In addition, Mr. Heindel agreed to take $35,000 of his annual salary for 2009 in the form of restricted stock during the last seven months of 2009.

All Other Compensation

The all other compensation category in our Summary Compensation Table consists of the following:

•	employer-paid premiums for life insurance;

•	employer-paid car allowance; and

•	payments under employment/severance agreements.

We provide each of our associates, including NEOs, with the option to purchase basic group term life insurance with a death benefit equal to two times their annual salary at a discounted premium. This element of compensation, though relatively inexpensive, provides one additional item to the overall compensation package which strengthens our ability to recruit and retain talented associates.

We also provide Mr. Heindel with an individual term life insurance policy in the amount of $1,000,000, which policy shall be payable in the amount of $500,000, together with a gross-up of premiums to the designated beneficiaries of Mr. Heindel and any balance to the Company, if Mr. Heindel shall become deceased at any time during the term of this agreement or extensions or renewals thereof as defined in said policy.  As part of our employment agreement with Mr. Heindel, we provide Mr. Heindel with a monthly car allowance.

In addition, we offer our employees, including our NEOs, a comprehensive benefits program. This program is designed to provide the employees and their families with competitive coverage at competitive rates. We strive to provide the employees with appropriate health benefits (medical, pharmacy, dental, and vision) to help protect the physical, mental and financial health of our employees and their immediate families.

Agreements with NEOs

In an effort to attract and retain the services of our NEOs, we have entered into an employment agreement with Mr. Heindel, our Chairman, President, Chief Executive Officer, Chief Financial Officer and Treasurer and Mr. Peden, our Senior Vice President of Operations.

Agreement with Mr. Heindel

On January 4, 2010, the Company and Mr. Heindel entered into an employment agreement (the “Employment Agreement”).  The Employment Agreement has an initial term ending on December 31, 2011.  At the end of the term, including any renewal extensions thereof, the Employment Agreement will automatically renew for an additional one-year period, unless either party gives 90 days’ prior written notice to the other party of its intent not to renew the Employment Agreement.  Mr. Heindel is entitled to an annual base salary of $300,000, which will be reviewed and may be increased subject to the approval of the Compensation/Nominating Committee.  In addition, pursuant to the terms of the Employment Agreement, the Company has granted Mr. Heindel such number of shares of restricted stock under the Company’s Amended 2000 Performance Plan equal to (i) $40,000 divided by (ii) the closing price of our common stock on the date of grant, on January 4, 2010 and is obligated to make a similar grant on January 3, 2011.  The grants of restricted stock will vest on December 31, 2010 and December 31, 2011, respectively.

Under the Employment Agreement, Mr. Heindel is eligible to participate in any cash bonus plan which is established from time to time in an amount determined by the Committee, and Mr. Heindel is eligible for awards granted under the Company’s Amended 2000 Performance Plan, at the discretion of the Committee.  Mr. Heindel is entitled to a car allowance of $750 per month during the term of the Employment Agreement. The Company has agreed to obtain a life insurance policy for a duration of not less than the term of the Employment Agreement upon the life of Mr. Heindel in the amount of $1,000,000, which policy shall be payable $500,000 together with gross-up of premiums to the beneficiaries of Mr. Heindel and any balance to the Company.

In the event of a termination due to the death or Disability (as defined in the Employment Agreement) of Mr. Heindel, Mr. Heindel’s employment will be deemed terminated as of the end of the month in which such death occurs or Disability is determined, and the Company will pay to Mr. Heindel, or his beneficiary, base salary and benefits for a period of 90 days from the deemed termination date.  In addition, Mr. Heindel’s stock options will immediately vest 100% upon his death or Disability and may be exercised for 90 days from the deemed termination date but no later than their expiration date.

In the event of a termination of Mr. Heindel for Cause (as defined in the Employment Agreement), all obligations of the Company to Mr. Heindel shall cease.

On February 18, 2010, the Company, and Mr. Heindel, entered into an Amendment No. 1 (the “Amendment”) to the Employment Agreement.  The Amendment clarified certain payments that would be due Mr. Heindel if a change of control (as defined in the Employment Agreement) occurs at any time during the term of the Employment Agreement, and within six months following the date of the change of control either (1) Mr. Heindel terminates his employment for any reason or (2) the Company terminates Mr. Heindel’s employment for any reason other than for Cause (as defined in the Employment Agreement).

If a change of control (as defined in the employment agreement), such as the proposed merger, occurs at any time during the term of the employment agreement, and within six months of the date following the change in control either (i) Mr. Heindel terminates his employment for any reason or (ii) the Company terminates Mr. Heindel’s employment for any reason other than for Cause, then Mr. Heindel is entitled to the following: two times the sum of (1) Mr. Heindel’s annual salary in effect on the date of termination , and (2) the cash value of the annual restricted stock  grant to Mr. Heindel, measured as of the grant date, and (3) the annual or incentive bonus earned by Mr. Heindel in the most recently completed fiscal year.  In addition, upon any such termination, Mr. Heindel is entitled to the continued payment of his family COBRA health insurance coverage for a maximum of 18 months from the date of termination and stock options will immediately vest 100% and may be exercised for a period of 12 months from the termination date.

The Amendment also contains provisions to ensure compliance with certain Internal Revenue Code sections, and to ensure any amount of payments determined to be nondeductible to the Company under Section 280G of the Internal Revenue Code will be reduced to the maximum amount which would cause all of the payments to be deductible by the Company.

In the event of a termination without Cause upon not less than 90 days’ advance written notice under the Employment Agreement, the Company will pay to Mr. Heindel: (i) base salary for an additional 12 months in accordance with normal payroll practices and (ii) an amount equal to any accrued cash bonuses (that are accrued at the time of termination) in a lump sum within three months after such termination. The Company may accelerate the effective date of the termination without Cause, if the Company increases the amount payable to Mr. Heindel to an amount equal to the amount Mr. Heindel would receive following termination within six months of a change of control, as described above. In addition, Mr. Heindel’s stock options and restricted stock will immediately vest 100% upon termination and his stock options may be exercised for 90 days from the termination date but no later than their expiration date.

In the event of a termination by Mr. Heindel without Good Reason (as defined in the Employment Agreement) upon not less than 90 days’ advance written notice to the Company, the Company shall pay to Mr. Heindel base salary and benefits for a period of 90 days from the date of such notice. In addition, Mr. Heindel’s stock options may be exercised for 90 days from the termination date but not later than their expiration date.

In the event of a termination by Mr. Heindel with Good Reason, the Company shall pay to Mr. Heindel an amount equal to the amount Mr. Heindel would receive following termination within six months of a change of control, as described above. In addition, Mr. Heindel’s stock options and restricted stock will immediately vest 100% and his stock options may be exercised for 90 days from the termination date but not later than their expiration date.

Under the Employment Agreement, Mr. Heindel has also agreed not to compete against the Company for a period of one year following any termination of Mr. Heindel’s employment with the Company.  The Amendment further provides that during this one-year period and for an additional six-month period thereafter, Mr. Heindel may not be employed or engaged by, perform any services for, invest in or become associated in any capacity with certain competitors of the Company.

Agreement with Mr. Peden

On November 29, 2007, as amended January 27, 2010, the Company and Mr. Peden entered into an employment agreement, which provides for an initial base salary on $150,000, which has been increased since the date of his hiring.  The employment agreement also provides that Mr. Peden is entitled to an annual cash bonus of $50,000, subject to the achievement of annual business goals.  Upon entering into his employment agreement, Mr. Peden received a signing bonus of $25,000 and an option to purchase 20,000 PECO II common shares, of which 40% vested one year after his third year of employment.  Upon entering his employment agreement, Mr. Peden was entitled to Company-provided local housing, the opportunity to earn 5,000 shares of restricted stock awarded to him based on the achievement of 2008 performance goals, participation in the Company benefits package after approximately one month of employment, 15 vacation days, and additional financial support for certain expenses not to exceed $14,000.

If a change of control (as defined in his employment agreement) occurs, and Mr. Peden is terminated within 12 months following the change of control, Mr. Peden is entitled to receive cash compensation equivalent to one year’s base pay, and his stock options and restricted stock will immediately vest 100% and may be exercised for a period of 90 days from the termination date.

If, within six months following a change of control, Mr. Peden terminates his employment for good reason, Mr. Peden is entitled to receive cash compensation equivalent to one year’s base pay, and his stock options and restricted stock will immediately vest 100% and may be exercised for a period of 90 days from the termination date.  Good reason is generally defined in Mr. Peden’s employment agreement to mean the occurrence of (1) any material change with respect to the diminution or reassignment of title, appointment, authority, or reporting relationship of Mr. Peden; (2) the assignment or relocation of Mr. Peden to a location outside of a 50 mile radius from PECO II’s headquarters or Mr. Peden’s residence; or (3) the failure of PECO II to pay Mr. Peden’s salary or any amounts otherwise vested or due under any plan or policy of PECO II.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of the end of the last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL 2009 YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John G.Heindel	50,000 8,000	– 12,000	(1)	– –	10.70 7.50	07/28/2010 01/03/2013	– –		– –	– –	– –
Jacquie L. Boyer(3)	–	–		–	–	–	–		–	–	–
Eugene A. Peden	8,000 –	12,000 –	(2)	– –	8.00 –	01/01/2013 –	– 1,582	(4)	– 7,704	– –	– –

(1)	6,000 shares vested on January 3, 2010 and 6,000 shares vest on January 3, 2011.
(2)	6,000 shares vested on January 1, 2010 and 6,000 shares vest on January 1, 2011.
(3)	Ms Boyer resigned effective June 30, 2009. Per her separation agreement, Ms Boyer had until December 31, 2009 to exercise any vested options.
(4)	Shares are scheduled to vest on June 30, 2010.

Compensation of Directors

In July 2009, each non-employee director was granted an annual cash retainer of $10,000, payable on a quarterly basis, for service from July 1, 2009 to June 30, 2010.  In addition to the annual cash retainer, each non-employee member of the Company’s Board of Directors receives the following fees per meeting attended:

Meeting Type	Fee Per Meeting
Board Meeting	$1,000
Committee Meeting	$1,000
Committee Meeting, Chairperson	$1,500

Each board member is also entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with his or her attendance at a board or committee meeting.

Employees and officers who are directors receive no additional compensation for services as directors.  The Board of Directors, upon the recommendation of the Compensation/Nominating Committee, sets the compensation for non-employee directors. The table below shows the compensation earned by the Company’s non-employee directors during 2009:

DIRECTOR COMPENSATION FOR 2009

Name	Fees earned or paid in cash ($)	Total ($)

James L. Green	16,000	16,000
E. Richard Hottenroth	24,250	24,250
Gerard B. Moersdorf, Jr.	19,900	19,900
Richard W. Orchard	24,700	24,700
R. Louis Schneeberger	29,000	29,000
Matthew P. Smith	16,000	16,000
Thomas R. Thomsen	22,800	22,800

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information concerning common shares authorized or available for issuance under our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)	114,164	$9.62	202,803
Equity compensation plans not approved by shareholders	–	–	–
Total	114,164	$9.62	202,803
___________________

(1)	Equity compensation plans approved by shareholders include the Amended 2000 Performance Plan and the 2000 Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The number of shares beneficially owned by each shareholder is determined under rules issued by the Securities and Exchange Commission.  This information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power as of the measurement date and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after such measurement date, through the exercise of any stock option or other right.  Unless otherwise indicated, each person or entity named below has sole voting power and investment power with respect to the number of shares set forth opposite his, her or its respective name.

Ownership of Common Shares by Certain Beneficial Owners

The following table shows information regarding beneficial ownership of our common shares as of March 12, 2010, unless otherwise indicated, by each person, entity or group which is known by us to own beneficially more than 5% of our common shares.

Name and Address of Beneficial Owner(1)	Common Shares Beneficially Owned	Percent Owned
Delta International Holding Ltd.(2)	474,037	16.6%
Water Island Capital, LLC(3)	350,874	12.3%
Austin W. Marxe and David M. Greenhouse(4)	336,082	11.8%
Skiritai Capital LLC(5)	306,670	10.7%
Matthew P. Smith(6)	282,495	9.9%
Linda H. Smith(7)	282,495	9.9%
James L. Green(8)	199,431	7.0%
Mary Janet Green(9)	199,431	7.0%
ROI Capital Management, Inc.(10)	199,362	7.0%
John G. Heindel(11)	148,683	5.1%

(1)
The address of Delta International Holding Ltd. is Scotia Center, 4th Floor, P.O. Box 2804, George Town, Grand Cayman, Cayman Islands.  The address for Water Island Capital, LLC is 41 Madison Ave., Suite 2802, New York, NY 10010.  The address for Austin W. Marxe and David M. Greenhouse is 527 Madison Ave., Suite 2600, New York, NY 10022.  The address of Skiritai Capital LLC is 388 Market Street, Suite 700, San Francisco, CA 94111.  The addresses for Mr. Heindel, Mr. and Mrs. Smith and Mr. and Mrs. Green are c/o PECO II, Inc., 1376 State Route 598, Galion, OH 44833.  The address of ROI Capital Management, Inc. is 300 Drakes Landing Road, Suite 175, GreenBrae, CA  94904.

(2)	Based on information provided in a Schedule 13D filed on April 7, 2006 by Delta International Holding Ltd., Delta Electronics, Inc. and Delta Products Corporation.

(3)	Based on information provided in a Schedule 13G filed March 10, 2010 by Water Island Capital, LLC.

(4)
Based on information provided in a Schedule 13G/A filed on February 12, 2010, by Austin W. Marxe and David M Greenhouse, controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment adviser to Special Situations Cayman Fund, L.P.  AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment adviser to Special Situations Fund III, L.P., and the general partner of and investment advisor to Special Situations Fund QP, L.P.  Marxe and Greenhouse share voting and investment power over 104,452 common shares owned by Special Situations Cayman Fund, L.P., 231,630 common shares owned by Special Situations Fund III QP, L.P. and zero common shares owned by Special Situations Fund III, L.P.

(5)
Based on information provided in a Schedule 13G filed on April 23, 2008 by Skiritai Capital LLC (“Skiritai”), Leonidas Opportunity Fund L.P. (“Leonidas Fund”), Leonidas Opportunity Offshore Fund Ltd. (“Leonidas Offshore Fund”), Russell R. Silvestri (“Silvestri”), and Lyron L. Bentovim (“Bentovim”). Skiritai serves as the general partner of the Leonidas Fund and investment manager of the Leonidas Offshore Fund.  Silvestri and Bentovim are Managing Directors of Skiritai.

(6)
Mr. Smith is a director of PECO II.  Mr. Smith’s ownership includes 132,495 shares held by Mr. Smith and his spouse, Linda H. Smith, as joint tenants, 100,000 common shares held by Ashwood I, LLC and 50,000 common shares held by Ashwood II, LLC.  Mr. Smith has shared voting and dispositive power over the securities held by these limited liability companies.

(7)
Ms. Smith’s ownership includes 132,495 common shares held by Ms. Smith and her spouse, Matthew P. Smith, as joint tenants, 100,000 common shares held by Ashwood I, LLC, and 50,000 common shares held by Ashwood II, LLC.  Ms. Smith has shared voting and dispositive power over the securities held by these limited liability companies.

(8)
Mr. Green is a director of PECO II.  Mr. Green’s ownership includes 189,070 common shares held by The Green Family Trust and 10,361 held by The Green Charitable Trust, both over which he shares voting and dispositive power with his spouse, Mary Janet Green.

(9)
Ms. Green’s ownership includes 189,070 common shares held by the Green Family Trust and 10,361 held by the Green Charitable Trust, both over which she shares voting and dispositive power with her spouse, James L. Green.

(10)
Based on information provided in a Schedule 13G/A filed February 16, 2010 by ROI Capital Management, Inc., Mark T. Boyer, and Mitchell J. Soboleski.  Messrs. Boyer and Soboleski beneficially own these securities pursuant to their ownership interest in ROI Capital Management, Inc., which beneficially owns these securities as an investment advisor for certain persons who have the right to receive, or the power to direct the receipt of, dividends from, or proceeds from the sale of, these securities.

(11)
Mr. Heindel is our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Treasurer. Mr. Heindel’s ownership includes 64,000 common shares issuable within 60 days after March 12, 2010 upon the exercise of stock options.

Ownership of Common Shares by Management

The following table shows information regarding beneficial ownership of our common shares as of March 12, 2010, by each director, each of our named executive officers, and all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Common Shares Beneficially Owned	Percent Owned
Jacquie L. Boyer(2)	0	*
James L. Green(3)	199,431	7.0%
John G. Heindel(4)	148,683	5.1%
E. Richard Hottenroth(5)	12,275	*
Gerard B. Moersdorf, Jr.(6)	2,000	*
Richard W. Orchard(7)	1,500	*
Eugene A. Peden(8)	20,583	*
R. Louis Schneeberger(9)	1,750	*
Matthew P. Smith(10)	282,495	9.9%
Thomas R. Thomsen(11)	2,000	*
All directors and executive officers as a group (9 persons)(12)	670,717	22.8%

*	Less than 1%.

(1)	The address of the directors and executive officers listed is c/o PECO II, Inc., 1376 State Route 598, Galion, Ohio 44833.

(2)	Ms. Boyer resigned as the Company’s Vice President of Sales and Sales Operations, effective as of June 30, 2009. The table reflects no shares directly held by Ms. Boyer as of June 30, 2009.

(3)
Mr. Green is a director of PECO II.  Mr. Green’s ownership includes 189,070 common shares held by The Green Family Trust and 10,361 shares held by The Green Charitable Trust over which he shares voting and dispositive power.

(4)
Mr. Heindel is our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Treasurer.  Mr. Heindel’s ownership includes 64,000 common shares issuable within 60 days after March 12, 2010 upon the exercise of stock options.

(5)	Mr. Hottenroth is a director of PECO II. Mr. Hottenroth’s ownership does not include 6,500 common shares held by his spouse.

(6)	Mr. Moersdorf, Jr. is a director of PECO II.

(7)	Mr. Orchard is a director of PECO II.

(8)	Mr. Peden is our Senior Vice President of Operations. Mr. Peden’s ownership includes 14,000 common shares issuable within 60 days after March 12, 2010 upon the exercise of stock options.

(9)	Mr. Schneeberger is a director of PECO II.

(10)
Mr. Smith is a director of PECO II.  Mr. Smith’s ownership includes 132,495 shares held by Mr. Smith and his spouse as joint tenants, 100,000 common shares held by Ashwood I, LLC and 50,000 common shares held by Ashwood II, LLC.  Mr. Smith has shared voting and dispositive power over the securities held by these limited liability companies.

(11)	Mr. Thomsen is a director of PECO II.

(12)	Ownership of all directors and executive officers as a group includes an aggregate of 78,000 common shares issuable within 60 days after March 12, 2010 upon the exercise of stock options.

 ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that the following of its members are “independent” under the listing standards of the Nasdaq Stock Market:  Messrs. Hottenroth, Orchard, Moersdorf, Jr., Schneeberger, and Thomsen.

Mr. Hottenroth is a partner in the law firm Hottenroth, Garverick, Tilson & Garverick, Co., L.P.A.  Although Mr. Hottenroth’s law firm provided legal services to PECO II in 2009 (and will continue to provide such services in 2010), the amount of legal fees paid to that firm in 2009 did not exceed the non-independence thresholds as set forth by the Nasdaq listing standards.  The Board is aware of this relationship and determined that the payments made to Mr. Hottenroth’s firm did not interfere with the exercise of his independent judgment as a director.

The independent directors intend to meet at least twice a year in executive sessions.  Any independent director can request that an additional session be scheduled.  The Company encourages each member of the Board of Directors to attend each annual meeting of shareholders.  All of the Company’s directors who were members of the Board at last year’s annual meeting of shareholders held on May 19, 2009, were in attendance.

Transactions with Related Person

It is the written policy of the Company that the Audit Committee will review the material facts of all related party transactions that require approval and either approve or disapprove of the entry into the related party transaction.  A related party transaction is any transaction between the Company and any related party, other than (i) transactions available to all employees generally; (ii) transactions involving less than $5,000 when aggregated with all similar transactions; (iii) compensation of executive officers or directors if required to be reported in the Company’s proxy statement; or (iv) transactions where the related party’s interest arises solely from the ownership of the Company’s common stock, and all holders of the Company’s common stock receive the same benefit on a pro rata basis.

A related party includes: (i) a senior officer of director of the Company; (ii) a shareholder owning in excess of five percent of the Company (or its controlled affiliates); (iii) an immediate family member of a senior officer or director; or (iv) an entity owned or controlled by the foregoing or an entity in which one of the foregoing has a substantial ownership interest or control of such entity.

The Company is party to a Supply Agreement, dated September 29, 2008, between the Company and Delta Electronics, Inc. (“Delta”) which is a successor agreement to a previous supply agreement between the Company and Delta, and allows the Company to access Delta’s substantial engineering capabilities and high-quality, cost-effective component manufacturing for its power systems.  Delta is a “related person” as defined in the instructions to Item 404(a) of Regulation S-K because it is an affiliate of Delta International Holding Ltd., which beneficially owns more that 5% of our common stock.  For the year ended December 31, 2009, the Company’s transactions with Delta under the Supply Agreement and its predecessor included $128 thousand in sales and $5.494 million in purchases.

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Our Audit Committee engaged Battelle & Battelle LLP (“Battelle”) as the Company’s independent registered public accounting firm for 2009.  Battelle has served as the Company’s independent registered public accounting firm since 2005.

The fees billed by Battelle in 2009 and 2008 for the indicated services performed during 2009 and 2008 were as follows:

	Fiscal Year 2009	Fiscal Year 2008
Audit Fees	$160,800	$173,400
Audit-Related Fees	9,500	10,500
Tax Fees	–	–
All Other Fees	–	–
Total	$170,300	$183,900

Audit Fees for 2009 and 2008 were for professional services rendered for the audit of our annual consolidated financial statements and the review of our consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees for 2009 were for time and costs incurred related to the proposed sale of the Company.  For 2008, fees were for professional services rendered for accounting and SEC consultation related to the audit of our annual consolidated financial statements and the review of our consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Pre-Approval of Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit and non-audit services provided by our independent registered public accounting firm to the engagement of the independent registered public accounting firm with respect to such services.  The Chairman of the Audit Committee has been delegated the authority by the Audit Committee to evaluate and pre-approve the engagement of the independent registered public accounting firm when the entire Audit Committee is unable to do so.  The Chairman must report all such pre-approvals to the entire Audit Committee at the next committee meeting.

None of the services described above were approved by the Audit Committee under the de minimus exception to pre-approval provided in Securities and Exchange Commission rules.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) (1)  Financial Statements—See Index to Financial Statements at Item 8 of this report.

(a) (2)  Financial Statement Schedules.    None.

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
March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN G. HEINDEL	Chairman, President, Chief Executive Officer, Chief Financial Officer, and Treasurer (Principal Executive Officer and Principal Financial Officer)	March 31, 2010
John G. Heindel
/s/ SCOTT A WALLACE	Corporate Controller (Principal Accounting Officer)	March 31, 2010
Scott A. Wallace
/s/ James L. Green	Director	March 31, 2010
James L. Green
/s/ E. RICHARD HOTTENROTH	Director	March 31, 2010
Richard Hottenroth
/s/ Gerard B. Moersdorf, JR.	Director	March 31, 2010
Gerard B. Moersdorf, Jr.
/s/ Richard W. Orchard	Director	March 31, 2010
Richard W. Orchard
/s/ MATTHEW P. SMITH	Director	March 31, 2010
Matthew P. Smith
/s/ R. Louis Schneeberger	Director	March 31, 2010
R. Louis Schneeberger
/s/ Thomas R. Thomsen	Director	March 31, 2010
Thomas R. Thomsen

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated October 13, 2005, between PECO II, Inc. and Delta Products Corporation (E)

2.2	Agreement and Plan of Merger, dated February 18, 2010, by and among the Company, Lineage Power Holdings, Inc., and Lineage Power Ohio Merger Sub, Inc. (T)

3.1 (i)	Amended and Restated Articles of Incorporation of the Company (I)

3.1 (ii)	Second Amended and Restated Code of Regulations of the Company (J)

3.1 (iii)	Amendment No. 1 to Amended and Restated Articles of Incorporation of the Company (N)

4.1	Specimen certificate for the common shares, without par value, of the Company (A)

**10.1	Security Agreement, dated September 23, 2009, between PECO II, Inc. and National City Bank

**10.2	Promissory Note, dated September 23, 2009, between PECO II, Inc. and National City Bank as lender

*10.3	2000 Performance Plan of the Company (A)

*10.4	Amendment 1 to 2000 Performance Plan of the Company (C)

*10.5	Form of Stock Option Agreement for 2000 Performance Plan of the Company (A)

*10.6	Form of Restricted Stock Award Agreement for 2000 Performance Plan of the Company (D)

*10.7	Form of Indemnification Agreement (A)

*10.8	Employment Agreement, dated January 4, 2010, between PECO II, Inc. and John G. Heindel (S)

10.9	Support Agreement and Irrevocable Proxy, dated October 13, 2005, between the Company, Delta Products Corporation and certain Significant Holders of the Company (F)

10.10	Supply Agreement, dated May 18, 2009, between the Company and DEI (P)

10.11	Schedule of Director Fees (H)

10.12	Description of the Material Terms of PECO II, Inc.’s Non-equity Incentive Compensation Plan for Fiscal 2009 (P)

10.13	Release and Waiver Agreement Between the Company and Jacquie L. Boyer (R)

10.14
Voting Agreement, dated February 18, 2010, by and among the Green Family Trust U/A/O 03/16/1995, the Green Charitable  Trust U/A/O 05/09/2001, Matthew P. Smith, Linda H. Smith, Ashwood I, LLC, Ashwood II, LLC, the Company, Merger Sub, and Parent (T)

21.1	Subsidiaries of the Company (G)

**23.1	Consent of Battelle and Battelle LLP

**31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of Sarbanes-Oxley Act

**32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of Sarbanes-Oxley Act

________________________
*	Management contract or compensation plan or arrangement identified pursuant to Item 14 (c) of this Form 10-K.
**	Furnished with this Annual Report on Form 10-K.

(A)	Incorporated by reference to the appropriate exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-37566) and the amendments thereto.

(B)	Reserved.

(C)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Shareholders Meeting on April 29, 2004 and filed on March 31, 2004.
(D)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated July 28, 2005 and filed on August 1, 2005.

E-1

(E)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated October 13, 2005 and filed on October 13, 2005.

(F)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K/A dated October 13, 2005 and filed on January 20, 2006.

(G)	Incorporated by reference to the appropriate exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 24, 2006.

(H)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated June 1, 2006 and filed on June 7, 2006.

(I)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and filed on August 14, 2006.

(J)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and filed on May 15, 2006.

(K)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K dated January 29, 2008 and filed on February 1, 2008.

(L)	Reserved.

(M)	Reserved.

(N)	Incorporated by reference to the appropriate exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and filed on August 14, 2008.

(O)	Reserved.

(P)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated May 18, 2009, and filed on May 22, 2009.

(Q)	Reserved.
(R)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated June 30, 2009, and filed on July 7, 2009.

(S)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated January 4, 2010, and filed on January 8, 2010.

(T)	Incorporated by reference to the appropriate exhibit to the Company’s Current Report on Form 8-K, dated February 18, 2010, and filed on February 19, 2010.

E-2